Form 10-Q
period 2015-09-30
BOULEVARD ACQUISITION CORP. II
filed 2015-11-12
CIK 1649173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37561

BOULEVARD ACQUISITION CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-4583763
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

399 Park Avenue, 6th Floor

New York, NY 10022
(Address of principal executive offices)

(212) 878-3500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☒ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 11, 2015, 37,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 9,250,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

BOULEVARD ACQUISITION CORP. II

CONDENSED BALANCE SHEET

September 30, 2015

(unaudited)

ASSETS
Current assets:
Cash	$2,030,675
Prepaid expenses	191,490
Total current assets	2,222,165
Non current assets:
Cash held in trust account	350,000,000
Total assets	$352,222,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued formation and offering costs	$140,683
Note payable to related party	196,931
Due to related party	3,333
Accrued expenses	179,253
Total current liabilities	520,200
Other liabilities:
Deferred underwriting compensation	12,250,000
Total liabilities	12,770,200

Class A common stock subject to possible redemption 33,445,195 shares (at a redemption value of approximately $10.00 per share)	334,451,955

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $.0001 par value; 400,000,000 shares authorized;
Class A common stock, 350,000,000 shares authorized; 1,554,805 shares issued and outstanding (excluding 33,445,195 shares subject to possible redemption)	155
Class B common stock, 50,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006
Additional paid-in capital	5,011,945
Accumulated deficit	(13,096)
Total stockholders’ equity	5,000,010
Total liabilities and stockholders’ equity	$352,222,165

BOULEVARD ACQUISITION CORP. II

CONDENSED STATEMENT OF OPERATIONS

For the Period from July 16, 2015 (Inception) to September 30, 2015

(unaudited)

Revenue	$—

Formation, general and administrative expenses	(13,096)

Net loss attributable to common shares outstanding	$(13,096)

Weighted average number of common shares outstanding, basic and diluted	10,202,000

Basic and diluted net loss per share	$(0.001)

See accompanying notes to condensed interim financial statements.

BOULEVARD ACQUISITION CORP. II

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from July 16, 2015 (Inception) to September 30, 2015

(unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Sale of Class B common stock to Sponsor on July 28, 2015 at approximately $.002 per share	—	$—	10,062,500	$1,006	$23,994	$—	$25,000

Sale of 35,000,000 units on September 25, 2015	35,000,000	3,500			349,996,500		350,000,000

Sale of 9,350,000 warrants to Sponsor on September 25, 2015					9,350,000		9,350,000

Underwriters’ discount and offering expenses					(19,909,939)		(19,909,939)

Proceeds subject to possible redemption	(33,446,505)	(3,345)			(334,461,706)		(334,465,051)

Change in proceeds subject to possible redemption	1,310	—			13,096		13,096

Net loss attributable to common stockholders						(13,096)	(13,096)

Balances, at September 30, 2015 (unaudited)	1,554,805	$155	10,062,500	$1,006	$5,011,945	$(13,096)	$5,000,010

See accompanying notes to condensed interim financial statements.

BOULEVARD ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

For the Period from July 16, 2015 (Inception) to September 30, 2015

(unaudited)

Cash flows from operating activities
Net loss	$(13,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid expense	(191,490)
Due to related party	3,333
Accrued expenses	179,253

Net cash used in operating activities	(22,000)

Net cash used in investing activities
Cash held in Trust Account	(350,000,000)

Cash flows from financing activities
Proceeds from issuance of common stock to initial stockholder	25,000
Payment of offering costs	(7,519,256)
Proceeds from the sale of warrants to Sponsor and an unaffiliated purchaser	9,350,000
Proceeds from Public Offering	350,000,000
Proceeds from note payable to related party	196,931

Net cash provided by financing activities	352,052,675

Net increase in cash	2,030,675

Cash, beginning of period	—

Cash, end of period	$2,030,675

Supplemental schedule of non-cash financing activities:
Deferred underwriting fees	$12,250,000
Offering costs included in accrued expenses	$140,683

See accompanying notes to condensed interim financial statements.

BOULEVARD ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

1. Organization and Business Operations

Incorporation

Boulevard Acquisition Corp. II (the “Company”) was incorporated in Delaware on July 16, 2015.

Sponsor

The Company’s sponsor is Boulevard Acquisition Sponsor II, LLC, a Delaware limited liability company (the “Sponsor”).

Fiscal Year End

The Company selected December 31st as its fiscal year end.

Business Purpose

The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses that it has not yet identified (the “Initial Business Combination”). The Company has neither engaged in any significant operations nor generated revenue to date.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the initial public offering of Units (as defined in Note 3 below), although substantially all of the net proceeds from the Public Offering (as defined below) are intended to be generally applied toward consummating a business combination. However, there is no assurance that the Company will be able to successfully affect a business combination.

Financing

The Company intends to finance a business combination in part with proceeds from the $350,000,000 public offering (the “Public Offering”) (as described in Note 3) and from the $9,350,000  private placement of warrants (the “Private Placement”) (as described in Note 4) that were simultaneously consummated on September 25, 2015.

The Public Offering and the Private Placement generated approximately $352,000,000 in net proceeds, of which $350,000,000 is being held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Trust Account

The Trust Account will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act’’), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act.

The Company’s amended and restated certificate of incorporation provides that, except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations, the proceeds will not be released from the Trust Account until the earlier of (a) the completion of the Company’s Initial Business Combination or (b) the redemption of the shares of Class A common stock included in the Units sold in the Public Offering (the “Public Shares”) if the Company is unable to complete its Initial Business Combination within 24 months from the closing of the Public Offering (or 27 months, if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within such 24-month period), subject to applicable law.

BOULEVARD ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

1. Organization and Business Operations - (continued)

Business Combination

The Company, after signing a definitive agreement for the Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company or to pay the Company’s franchise and income taxes, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of the Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote in connection with the Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes, less franchise and income taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification, or ASC 480, “Distinguishing Liabilities from Equity.”

The Company will only have 24 months from the closing of the Public Offering to complete its Initial Business Combination (or 27 months, if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within such 24-month period). If the Company does not complete its Initial Business Combination within this period of time, it shall: (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per-share pro rata portion of the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial purchasers of the Founder Shares and Private Placement Warrants (as described in Note 4) (the “Initial Stockholders”) have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the Initial Stockholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete the Initial Business Combination within the required time period.

BOULEVARD ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

1. Organization and Business Operations - (continued)

In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2015 and the results of operations for the period  from July 16, 2015 (inception) to September 30, 2015.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of July 28, 2015 and for the period from July 16, 2015 (inception) through July 28, 2015 included in the final prospectus filed with the SEC on September 23, 2015, as well as the Company’s audited balance sheet as of September 25, 2015 included in the Form 8-K filed with the SEC on October 1, 2015. The interim results for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the period from July 16, 2015 (inception) through December 31, 2015 or for any future interim periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet.

BOULEVARD ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

2. Significant Accounting Policies - (continued)

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method.  Since the Company is reflecting a loss for the period ended September 30, 2015, the effect of dilutive securities, which consists of 26,850,000 warrants at September 30, 2015,  would be anti-dilutive; hence, diluted income/(loss) per common share is the same as basic income/(loss) per common share for the period ended September 30, 2015.

Redeemable Common Stock

As discussed in Note 1, all of the 35,000,000 shares of Class A common stock sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, a tender offer or stockholder approval of the Initial Business Combination. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings or additional paid-in capital.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholder’s equity upon the completion of the Public Offering.  At September 30, 2015, offering costs totaling approximately $19,910,000, including $19,250,000 in underwriters fees, have been charged to stockholder’s equity.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2015, the Company has a deferred tax asset of approximately $4,000 related to net loss carry forwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

BOULEVARD ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

2. Significant Accounting Policies - (continued)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

3. Public Offering

On September 25, 2015, the Company sold 35,000,000 units at a price of $10.00 per unit (the “Units”) in the Public Offering. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value per share, and one-half of one warrant (the “Warrants”).

Each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete its Initial Business Combination on or prior to the 24- month (or 27-month, as applicable) period allotted to complete the Initial Business Combination, the Warrants will expire at the end of such period. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act of 1933, as amended (the “Securities Act”), following the completion of the Company’s Initial Business Combination.  If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Warrants during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

4. Related Party Transactions

Founder Shares

In July 2015, the Sponsor purchased 10,062,500 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”) for $25,000, or approximately $.002 per share. On September 3, 2015, the Sponsor assigned 100,626 Fonder Shares to the independent director nominees at their original purchase price. In addition, the Sponsor also transferred 251,563 Founder shares to an unaffiliated purchaser.

The Founder Shares are identical to the Class A common stock included in the Units being sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Initial Stockholders collectively own 20.0% of the Company’s issued and outstanding shares following the Public Offering. If the underwriters’ over-allotment option (see Note 7) is not exercised in full, then up to 1,312,500 Founder Shares may be forfeited in such amount as to maintain the ownership of the Initial Stockholders at 20.0% of the Company’s issued and outstanding shares of Class A and Class B common stock. On October 9, 2015, the Sponsor, an unaffiliated purchaser and the Company’s independent directors forfeited 812,500 Founder Shares in connection with the purchase by the underwriters of 2,000,000 Additional Units pursuant to the partial exercise of their over-allotment option (see Note 9).

BOULEVARD ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

4. Related Party Transactions - (continued)

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Initial Business Combination on a one-for-one basis, subject to adjustment as described below. In the event that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the Public Shares and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock issued and outstanding upon completion of the Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination or pursuant to Private Placement Warrants (as defined below) issued to the Sponsor. Holders of the Class B common stock and holders of the Class A common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.

The Initial Stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s Initial Business Combination, or earlier if, subsequent to the Company’s Initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s Initial Business Combination or (B) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

The Sponsor purchased from the Company an aggregate of 9,350,000 Warrants at a price of $1.00 per Warrant (a purchase price of $9.35 million), in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. $7,000,000 of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the trust account pending completion of the Company’s Initial Business Combination, with the remaining $2,350,000 being available to fund the offering costs (excluding underwriters’ commission) and working capital requirement of the Company.

The Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination and they will be non-redeemable so long as they are held by the Initial Stockholders or their permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Units sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions.

If the Company does not complete a business combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants issued to the Sponsor will expire worthless.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans) are entitled to certain registration rights pursuant to a rights agreement. The holders of the majority of these securities are entitled to make

BOULEVARD ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

4. Related Party Transactions - (continued)

up to three demands, excluding short form demands, that the Company register such securities under the Securities Act. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

Administrative Services Agreement

Commencing on the date the Company’s securities were initially listed for trading on the NASDAQ Capital Market, the Company has agreed to pay $10,000 per month to Avenue Capital Management II, L.P, an affiliate of the Sponsor, for office space, utilities, secretarial support and administrative services. Upon consummation of the Company’s Initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period ended September 30, 2015, the Company recognized $3,333 of expense pursuant to the administrative services agreement, all of which is unpaid and included in due to related party on the accompanying condensed balance sheet at September 30, 2015.

Note Payable

The Sponsor has also agreed to loan the Company up to an aggregate of $200,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to this Public Offering. The Note will be payable without interest by December 31, 2015. As of September 30, 2015, $196,931 was outstanding under the Note.

5. Deferred Underwriting Compensation

The Company has agreed to pay the deferred underwriting commission totaling $12,250,000 (the “Deferred Commission”), or 3.5% of the gross offering proceeds payable upon the Company’s completion of the Initial Business Combination. The Deferred Commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination.

6. Trust Account

As of September 30, 2015, the balance in the Trust Account was $350,000,000.

7. Commitments and Contingencies

The Company has granted the underwriters a 45-day option to purchase up to 5,250,000 additional Units to cover any over-allotment, at the Initial Public Offering price less the underwriting discounts and commissions (see Note 9). The warrants that would be issued in connection with the sale of any over-allotment units are identical to the Warrants issued as part of the Units and have no net cash settlement provisions.

8. Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares, of which 350,000,000 are Class A common stock, par value $0.0001, and 50,000,000 are Class B common stock, par value $0.0001 (see Note 4 for rights of Class B common stock). Holders of the Company’s Class A and Class B common stock are entitled to one vote for each share of common stock.  At September 30, 2015, there were 10,062,500 shares of Class B common stock issued and outstanding and 35,000,000 shares of Class A common stock issued and outstanding, including 33,445,195 shares subject to possible redemption.

Preferred Stock — The authorized preferred stock of the Company includes up to 1,000,000 shares. At September 30, 2015, there were no shares of preferred stock issued and outstanding.

BOULEVARD ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

9. Subsequent Events

On October 9, 2015, the underwriters for the Public Offering purchased an additional 2,000,000 Units (the “Additional Units”) pursuant to the partial exercise of their over-allotment option. Each Additional Unit consists of one share of the Company’s Class A common stock and one-half of one Warrant entitling the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The Additional Units were sold at an offering price of $10.00 per Additional Unit, generating gross proceeds to the Company of $20,000,000.

Simultaneously with the consummation of the sale of the Additional Units, the Company consummated the private sale of an additional 400,000 warrants (the “Additional Private Placement Warrants”), each exercisable to purchase one share of common stock for a price of $11.50 per share, to the Sponsor and an unaffiliated purchaser, at a price of $1.00 per Additional Private Placement Warrant, generating gross proceeds of $400,000. The Additional Private Placement Warrants are identical to the Warrants included in the Additional Units, except that the Additional Private Placement Warrants (i) will not be redeemable by the Company so long as they are held by their initial purchasers or their permitted transferees, and (ii) may not be transferred, assigned or sold, except to certain permitted transferees, until 30 days after the Company completes its initial business combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

References to the “Company,” “us” or “we” refer to Boulevard Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q (“Report”).  Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our business combination. We consummated our initial public offering on September 25, 2015. We are currently in the process of evaluating and identifying targets for a business combination. We intend to use cash from the proceeds of our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option), the sale of the sponsors’ warrants, our capital stock, and our debt or a combination of our cash, stock and debt to fund a business combination.  We are evaluating acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Results of Operations

For the period from July 16, 2015 (inception) through September 30, 2015, we had a net loss of $13,096.

We have neither engaged in any significant operations nor generated any revenues to date. Our only activities since inception have been those necessary to prepare for the initial public offering, organizational activities and the identification of a potential target business for our business combination. We will not generate any operating revenues until after completion of our business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the founder shares to our sponsor, Boulevard Acquisition Sponsor II, LLC, and through advances to us of $196,931 by our sponsor under an unsecured promissory note. Including proceeds from the subsequent partial exercise by the underwriters of their over-allotment option,  we received net proceeds of approximately $371,690,000 from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $660,000, underwriting commissions of $7,400,000 (excluding deferred underwriting commissions of up to $12,950,000), and (ii) the sale of the private placement warrants for a purchase price of $9,750,000. $370,000,000 is currently held in the trust account, which includes up to $12,950,000 of deferred underwriting commissions.

As of September 30, 2015, the Trust Account included $350,000,000 of cash pending investment as of September 30, 2015.

As of September 30, 2015, we had a cash balance of $2,030,675, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

For the period from July 16, 2015 (inception) to September 30, 2015, we used cash of $22,000 in operating activities, which was mostly attributable to a net loss for the period of $13,096.

We intend to use substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) to consummate our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

We do not believe we will need to raise additional funds until the consummation of our business combination to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate an initial business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our business combination.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations or purchase obligations other than a monthly fee of $10,000 payable to Avenue Capital Management II, L.P., an affiliate of our sponsor, for office space, utilities, secretarial and administrative services.

Critical Accounting Policies

The preparation of interim financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Investments Held in Trust Account

$370,000,000 from our initial public offering (including proceeds from the subsequent partial exercise by the underwriters of their over-allotment option) was placed into a trust account with Continental Stock Transfer & Trust Company serving as trustee. As of September 30, 2015, the trust account also included $350,000,000 in cash.

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As of September 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted income/(loss) per common share is the same as basic income/(loss) per common share for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on July 16, 2015 for the purpose of effecting a business combination. As of September 30, 2015, we were considered in the development stage and had not yet commenced any operations or generated any revenues. All activity through September 30, 2015 relates to our formation, our initial public offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters. The net proceeds from our initial public offering and the sale of private placement warrants were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, out internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Prospectus filed on September 23, 2015 with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Prospectus filed on September 23, 2015 with the SEC, however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 25, 2015, our sponsor purchased 9,350,000 private placement warrants, each exercisable to purchase one share of our common stock at $11.50 per share, at a price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering. On October 9, 2015, our sponsor and an unaffiliated purchaser purchased an additional 400,000 private placement warrants in a private placement that occurred simultaneously with the purchase of additional units by the underwriters pursuant to the partial exercise of their over-allotment option.

The sales of the above securities were deemed to be exempt from the registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. In each such transaction, such entity represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions.

Use of Proceeds from Our Initial Public Offering

On September 21, 2015, our registration statement on Form S-1 (File No. 333-206077) was declared effective by the SEC under the Securities Act. On September 25, 2015, we closed our initial public offering of 35,000,000 units and on October 9, 2015, we issued and sold an additional 2,000,000 units pursuant to the underwriters’ partial exercise of their over-allotment option, with each unit consisting of one share of common stock and one-half of one warrant to purchase one share of our common stock at an exercise price of $11.50 per share. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $370,000,000. The securities sold in our initial public offering and in connection with the over-allotment option were registered under our registration statement. On October 9, 2015, our sponsor, our independent directors and an unaffiliated entity forfeited 812,500 founder shares in connection with the purchase by the underwriters of an additional 2,000,000 units pursuant to the partial exercise of their over-allotment option.

We received net proceeds of approximately $371,690,000 from our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $13 million is attributable to the deferred underwriters’ discount. Expenses paid related to the offering totaled approximately $8.1 million. The net proceeds from the initial public offering were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our franchise and income tax obligations, the proceeds from our initial public offering will not be released from the trust account until the earlier of (a) the completion of our business combination or (b) the redemption of our public shares if we are unable to complete our business combination within 24 months from September 25, 2015 (or 27 months, as applicable), subject to applicable law. The remaining net proceeds ($1.7 million) not held in the trust account, became available to use to cover operating expenses. This limitation on our working capital will preclude us from declaring and paying dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from Boulevard Acquisition Corp. II’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 12, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Operations, (iii) Condensed Statement of Stockholders’ Equity, (iv) Condensed Statements of Cash Flows, and (v) Notes to the Condensed Interim Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOULEVARD ACQUISITION CORP. II

By:	/s/ Stephen S. Trevor
Stephen S. Trevor
Chief Executive Officer, President and Secretary (principal executive officer)

By:	/s/ Thomas Larkin
Thomas Larkin
Chief Financial Officer
(principal financial and accounting officer)

Date:  November 12, 2015