Form 10-Q
period 2016-03-31
BOULEVARD ACQUISITION CORP. II
filed 2016-05-12
CIK 1649173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☒ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☒ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 12, 2016, 37,000,000 shares of Class A common stock, par value $0.0001 per share, and 9,250,000 shares of Class B common stock, par value $0.0001 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

BOULEVARD ACQUISITION CORP. II

BALANCE SHEET

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,277,832	$1,472,216
Prepaid expenses	189,793	161,075
Total current assets	1,467,625	1,633,291
Non current assets:
Investments held in Trust Account	370,133,301	370,001,037
Total assets	$371,600,926	$371,634,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Franchise tax payable	$45,000	$82,500
Due to related party	77,522	25,327
Income tax payable	22,745	—
Accrued expenses	102,955	30,053
Total current liabilities	248,222	137,880
Other liabilities:
Deferred underwriting compensation	12,950,000	12,950,000
Total liabilities	13,198,222	13,087,880

Class A common stock subject to possible redemption 35,340,269 shares and 35,354,644 shares at March 31, 2016 and December 31, 2015, respectively (at a redemption value of approximately $10.00 per share)	353,402,694	353,546,438

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized;
Class A common stock, 350,000,000 shares authorized; 1,659,731 shares and 1,645,356 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively (excluding 35,340,269 shares and 35,354,644 shares subject to possible redemption at March 31, 2016 and December 31, 2015, respectively)	165	164
Class B common stock, 50,000,000 shares authorized; 9,250,000 shares issued and outstanding	925	925
Additional paid-in capital	5,354,975	5,211,232
Accumulated deficit	(356,055)	(212,311)
Total stockholders’ equity	5,000,010	5,000,010
Total liabilities and stockholders’ equity	$371,600,926	$371,634,328

See accompanying notes to interim financial statements.

BOULEVARD ACQUISITION CORP. II

STATEMENT OF OPERATIONS

Three months ended March 31, 2016

(Unaudited)

Revenue	$—

Expenses:
General and administrative expenses	207,421
State franchise taxes	45,842

Loss from operations	(253,263)

Interest income	132,264

Loss before income tax expense	(120,999)

Income tax expense	(22,745)

Net loss attributable to common shares outstanding	$(143,744)

Weighted average number of common shares outstanding, basic and diluted	10,896,000

Basic and diluted net loss per share	$(0.013)

See accompanying notes to interim financial statements.

BOULEVARD ACQUISITION CORP. II

STATEMENT OF STOCKHOLDERS’ EQUITY

For Three Months Ended March 31, 2016

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, at December 31, 2015 (audited)	1,645,356	$164	9,250,000	$925	$5,211,232	$(212,311)	$5,000,010

Change in proceeds subject to possible redemption	14,375	1			143,743		143,744

Net loss attributable to common stockholders						(143,744)	(143,744)

Balances, at March 31, 2016 (unaudited)	1,659,731	$165	9,250,000	$925	$5,354,975	$(356,055)	$5,000,010

See accompanying notes to interim financial statements.

BOULEVARD ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

For Three Months Ended March 31, 2016

(Unaudited)

Cash flows from operating activities
Net loss	$(143,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income	(132,264)
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid expense	(28,718)
Franchise tax payable	(37,500)
Due to related party	52,195
Income tax payable	22,745
Accrued expenses	72,902

Net cash used in operating activities	(194,384)

Net decrease in cash	(194,384)

Cash, beginning of period	1,472,216

Cash, end of period	$1,277,832

See accompanying notes to interim financial statements.

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

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

Financing

The Company intends to finance a business combination in part with proceeds from the $350,000,000 public offering (the “Public Offering”) (as described in Note 3) and from the $9,350,000  private placement of warrants (the “Private Placement”) (as described in Note 4) that were simultaneously consummated on September 25, 2015. On October 9, 2015, the underwriters for the Public Offering purchased additional units pursuant to the partial exercise of their over-allotment option and the Sponsor and an affiliated purchaser purchased additional private placement warrants generating aggregate additional gross proceeds of $20,400,000. As of March 31, 2016 and December 31, 2015, approximately $370 million is held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

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

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

1. Organization and Business Operations — (continued)

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

NOTES TO INTERIM FINANCIAL STATEMENTS

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2016 and December 31, 2015 and the results of operations for the three months ended March 31, 2016. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

The balance sheet at December 31, 2015 was derived from the Company’s audited financial statements.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets.

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

2. Significant Accounting Policies — (continued)

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Since the Company is reflecting a loss for the three months ended March 31, 2016, the effect of dilutive securities, which consists of 28,250,000 warrants at March 31, 2016,  would be anti-dilutive; hence, diluted income/(loss) per common share is the same as basic income/(loss) per common share for the period ended March 31, 2016.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2016 and December 31, 2015, the Company has deferred tax assets of approximately $0 and $28,000 respectively related to net loss carry forwards and $115,000 and $44,000 respectively related to start-up costs. Management has determined that a full valuation allowance of the deferred tax assets is appropriate at this time.

For the three months ended March 31, 2016, the Company recorded a provision for income tax of approximately $23,000, or 19% of the net loss before taxes. The difference between the effective tax rate and the statutory rate is due to the change in valuation allowance and the utilization of the net loss carry forwards.

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

2. Significant Accounting Policies — (continued)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2016 and December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

4. Related Party Transactions (continued)

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

Private Placement Warrants

The Sponsor purchased from the Company an aggregate of 9,350,000 Warrants at a price of $1.00 per Warrant (a purchase price of $9.35 million), in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). On October 9, 2015, the Sponsor and an unaffiliated purchaser purchased from the Company an additional 400,000 Private Placement Warrants at a price of $1.00 per Warrant (a purchase price of $400,000) in a private placement that occurred simultaneously with the underwriters’ partial exercise of their over-allotment option. Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the trust account pending completion of the Company’s Initial Business Combination.

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

NOTES TO INTERIM FINANCIAL STATEMENTS

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

Administrative Services Agreement

Commencing on the date the Company’s securities were initially listed for trading on the NASDAQ Capital Market, the Company has agreed to pay $10,000 per month to Avenue Capital Management II, L.P, an affiliate of the Sponsor, for office space, utilities, secretarial support and administrative services. Upon consummation of the Company’s Initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2016, the Company recognized $30,000 of expense pursuant to the administrative services agreement. At March 31, 2016 and December 31, 2015, $30,000 and $10,000 were unpaid and included in due to related party on the accompanying balance sheets.

Due to Related Party

Due to related party represents amounts payable pursuant to the administrative services agreement and amounts payable to an affiliate for certain expenses paid on behalf of the Company.

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

6. Investments Held in Trust Account

Upon the closing of the Public Offering, the simultaneous private placement of the Sponsor warrants and the underwriters’ partial exercise of their over-allotment option, a total of $370,000,000 was placed in the Trust Account. These funds can only be used by the Company in connection with the consummation of an Initial Business Combination. As of March 31, 2016 and December 31, 2015, investment securities in the Company’s Trust Account consisted of approximately $370 million in shares in money market accounts invested in United States Treasury securities with a maturity of 180 days or less.

7. Fair Value Measurements

The Company complies with FASB ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

7. Fair Value Measurements (continued)

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of  March 31, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

8. Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares, of which 350,000,000 are Class A common stock, par value $0.0001, and 50,000,000 are Class B common stock, par value $0.0001 (see Note 4 for rights of Class B common stock). Holders of the Company’s Class A and Class B common stock are entitled to one vote for each share of common stock. At both March 31, 2016 and December 31, 2015, there were 9,250,000 shares of Class B common stock issued and outstanding and 37,000,000 shares of Class A common stock issued and outstanding, including 35,340,269 and 35,354,644 shares subject to possible redemption.

Preferred Stock — The authorized preferred stock of the Company includes up to 1,000,000 shares. At March 31, 2016, there were no shares of preferred stock issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

References to the “Company,” “us” or “we” refer to Boulevard Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q (“Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2016 and “Cautionary Note Regarding Forward-Looking Statements” below.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•              our ability to complete our initial business combination;

•              our potential ability to obtain additional financing to complete our initial business combination;

•              our pool of prospective target businesses;

•              the ability of our officers and directors to generate a number of potential investment opportunities;

•              our public securities’ potential liquidity and trading;

•              the lack of a market for our securities;

•              the use of proceeds not held in the trust account (as described herein) or available to us from interest income on the trust account balance; or

•              our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 19, 2016. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Results of Operations

For the three months ended March 31, 2016, we had a net loss of $143,744.

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

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the founder shares to our sponsor, Boulevard Acquisition Sponsor II, LLC, advances to us of $196,931 by our sponsor under an unsecured promissory note, which was subsequently repaid, and amounts held outside of our trust account. Including proceeds from the subsequent partial exercise by the underwriters of their over-allotment option, we received net proceeds of approximately $371,690,000 from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $660,000, underwriting commissions of $7,400,000 (excluding deferred underwriting commissions of up to $12,950,000), and (ii) the sale of the private placement warrants for a purchase price of $9,750,000. $370,000,000, excluding any interest, is currently held in the trust account, $12,950,000 of which may be used to satisfy deferred underwriting commissions.

As of March 31, 2016, investment securities in our trust account consisted of $370,133,301 in shares in money market accounts invested in U.S. government Treasury securities.

As of March 31, 2016, we had a cash balance of $1,277,832, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Investments Held in Trust Account

$370,000,000 from our initial public offering (including proceeds from the subsequent partial exercise by the underwriters of their over-allotment option) was placed into a trust account with Continental Stock Transfer & Trust Company serving as trustee. As of March 31, 2016, investment securities in our trust account consisted of $370,133,301 in shares in money market accounts invested in U.S. government treasury securities with a maturity of 180 days or less.

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Since the Company is reflecting a loss for the three months ended March 31, 2016, the effect of dilutive securities, which consist of 28,250,000 warrants at March 31, 2016, would be anti-dilutive; accordingly, diluted income/(loss) per common share is the same as basic income/(loss) per common share for the period ended March 31, 2016.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on July 16, 2015 for the purpose of effecting a business combination. As of March 31, 2016, we were considered in the development stage and had not yet commenced any operations or generated any revenues. All activity through March 31, 2016 relates to our formation, our initial public offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters. The net proceeds from our initial public offering and the sale of private placement warrants were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, out internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on February 19, 2016. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 19, 2016, however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

The sales of the above securities were deemed to be exempt from the registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. In each such transaction, such entity represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions.

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

We received net proceeds of approximately $371,690,000 from our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option). Of those net proceeds, up to $12,950,000 is attributable to the deferred underwriters’ discount, which has been deferred until the consummation of our initial business combination. Expenses paid related to the offering totaled approximately $8.1 million. The net proceeds from the initial public offering were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our franchise and income tax obligations, the proceeds from our initial public offering will not be released from the trust account until the earlier of (a) the completion of our business combination or (b) the redemption of our public shares if we are unable to complete our business combination within 24 months from September 25, 2015 (or 27 months, as applicable), subject to applicable law. The remaining net proceeds ($1.7 million) not held in the trust account, became available to use to cover operating expenses. This limitation on our working capital will preclude us from declaring and paying dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOULEVARD ACQUISITION CORP. II

By:	/s/ Stephen S. Trevor
Stephen S. Trevor
Chief Executive Officer, President and
Secretary
(principal executive officer)

By:	/s/ Thomas Larkin
Thomas Larkin
Chief Financial Officer
(principal financial and accounting officer)

Date:  May 12, 2016