Form 10-Q
period 2016-06-30
BOULEVARD ACQUISITION CORP. II
filed 2016-08-12
CIK 1649173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☒	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☒ Yes  ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 12, 2016, 37,000,000 shares of Class A common stock, par value $0.0001 per share, and 9,250,000 shares of Class B common stock, par value $0.0001 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

BOULEVARD ACQUISITION CORP. II

BALANCE SHEET

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,180,932	$1,472,216
Prepaid expenses	143,938	161,075
Total current assets	1,324,870	1,633,291
Non current assets:
Investments held in Trust Account	370,283,403	370,001,037
Total assets	$371,608,273	$371,634,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Franchise tax payable	$90,000	$82,500
Due to related party	58,607	25,327
Income tax payable	51,556	—
Accrued expenses	88,047	30,053
Total current liabilities	288,210	137,880
Other liabilities:
Deferred underwriting compensation	12,950,000	12,950,000
Total liabilities	13,238,210	13,087,880

Class A common stock subject to possible redemption 35,337,005 shares and 35,354,644 shares at June 30, 2016 and December 31, 2015, respectively (at a redemption value of approximately $10.00 per share)	353,370,053	353,546,438

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized;
Class A common stock, 350,000,000 shares authorized; 1,662,995 shares and 1,645,356 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively (excluding 35,337,005 shares and 35,354,644 shares subject to possible redemption at June 30, 2016 and December 31, 2015, respectively)	166	164
Class B common stock, 50,000,000 shares authorized; 9,250,000 shares issued and outstanding	925	925
Additional paid-in capital	5,387,615	5,211,232
Accumulated deficit	(388,696)	(212,311)
Total stockholders’ equity	5,000,010	5,000,010
Total liabilities and stockholders’ equity	$371,608,273	$371,634,328

See accompanying notes to interim financial statements.

BOULEVARD ACQUISITION CORP. II

STATEMENT OF OPERATIONS

(Unaudited)

	Six months ended	Three months ended
	June 30, 2016	June 30, 2016
Revenue	$—	$—

Expenses:
General and administrative expenses	316,713	109,292
State franchise taxes	90,482	44,640

Loss from operations	(407,195)	(153,932)

Interest income	282,366	150,102

Loss before income tax expense	(124,829)	(3,830)

Income tax expense	(51,556)	(28,811)

Net loss attributable to common shares outstanding	$(176,385)	$(32,641)

Weighted average number of common shares outstanding, basic and diluted	10,895,000	10,910,000

Basic and diluted net loss per share	$(0.016)	$(0.003)

See accompanying notes to interim financial statements.

BOULEVARD ACQUISITION CORP. II

STATEMENT OF STOCKHOLDERS’ EQUITY

For Six Months Ended June 30, 2016

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, at December 31, 2015 (audited)	1,645,356	$164	9,250,000	$925	$5,211,232	$(212,311)	$5,000,010

Change in proceeds subject to possible redemption	17,639	2			176,383		176,385

Net loss attributable to common stockholders						(176,385)	(176,385)

Balances, at June 30, 2016 (unaudited)	1,662,995	$166	9,250,000	$925	$5,387,615	$(388,696)	$5,000,010

See accompanying notes to interim financial statements.

BOULEVARD ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

For Six Months Ended June 30, 2016

(Unaudited)

Cash flows from operating activities
Net loss	$(176,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income	(282,366)
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid expense	17,137
Franchise tax payable	7,500
Due to related party	33,280
Income tax payable	51,556
Accrued expenses	57,994

Net cash used in operating activities	(291,284)

Net decrease in cash	(291,284)

Cash, beginning of period	1,472,216

Cash, end of period	$1,180,932

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the initial public offering of Units (as defined in Note 3 below), although substantially all of the net proceeds from the Public Offering (as defined below) are intended to be generally applied toward consummating a business combination. However, there is no assurance that the Company will be able to successfully effect a business combination.

Financing

The Company intends to finance a business combination in part with proceeds from the $350,000,000 public offering (the “Public Offering”) (as described in Note 3) and from the $9,350,000  private placement of warrants (the “Private Placement”) (as described in Note 4) that were simultaneously consummated on September 25, 2015. On October 9, 2015, the underwriters for the Public Offering purchased additional units pursuant to the partial exercise of their over-allotment option and the Sponsor and an affiliated purchaser purchased additional private placement warrants generating aggregate additional gross proceeds of $20,400,000. As of June 30, 2016 and December 31, 2015, approximately $370 million is held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2016 and December 31, 2015 and the results of operations for the three and six months ended June 30, 2016. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the periods ended June 30, 2016 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

2. Significant Accounting Policies - (continued)

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Since the Company is reflecting a loss for the three and six months ended June 30, 2016, the effect of dilutive securities, which consists of 28,250,000 warrants at June 30, 2016, would be anti-dilutive; hence, diluted income/(loss) per common share is the same as basic income/(loss) per common share for the periods ended June 30, 2016.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2016 and December 31, 2015, the Company has deferred tax assets of approximately $0 and $28,000 respectively related to net loss carry forwards and $152,000 and $44,000 respectively related to start-up costs. Management has determined that a full valuation allowance of the deferred tax assets is appropriate at this time.

For the six months ended June 30, 2016, the Company recorded a provision for income tax of approximately $52,000, or 41% of the net loss before taxes. The difference between the effective tax rate and the statutory rate is due to the change in valuation allowance and the utilization of the net loss carry forwards.

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

2. Significant Accounting Policies - (continued)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2016 and December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Administrative Services Agreement

Commencing on the date the Company’s securities were initially listed for trading on the NASDAQ Capital Market, the Company has agreed to pay $10,000 per month to Avenue Capital Management II, L.P, an affiliate of the Sponsor, for office space, utilities, secretarial support and administrative services. Upon consummation of the Company’s Initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2016, the Company recognized $30,000 and $60,000, respectively, of expense pursuant to the administrative services agreement. At June 30, 2016 and December 31, 2015, $40,000 and $10,000 were unpaid and included in due to related party on the accompanying balance sheets.

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

6. Investments Held in Trust Account

Upon the closing of the Public Offering, the simultaneous private placement of the Sponsor warrants and the underwriters’ partial exercise of their over-allotment option, a total of $370,000,000 was placed in the Trust Account. These funds can only be used by the Company in connection with the consummation of an Initial Business Combination. As of June 30, 2016 and December 31, 2015, investment securities in the Company’s Trust Account consisted of approximately $370 million in shares in money market accounts invested in United States Treasury securities with a maturity of 180 days or less.

7. Fair Value Measurements

The Company complies with FASB ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

7. Fair Value Measurements (continued)

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active Markets	Observable Inputs	Unobservable Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
United States Treasury Securities	$370,001,037	$370,001,037	$—	$—

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active Markets	Observable Inputs	Unobservable Inputs
Description	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
United States Treasury Securities	$370,283,403	$370,283,403	$—	$—

8. Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares, of which 350,000,000 are Class A common stock, par value $0.0001, and 50,000,000 are Class B common stock, par value $0.0001 (see Note 4 for rights of Class B common stock). Holders of the Company’s Class A and Class B common stock are entitled to one vote for each share of common stock. At both June 30, 2016 and December 31, 2015, there were 9,250,000 shares of Class B common stock issued and outstanding and 37,000,000 shares of Class A common stock issued and outstanding, including 35,337,005 and 35,354,644 shares subject to possible redemption.

Preferred Stock — The authorized preferred stock of the Company includes up to 1,000,000 shares. At June 30, 2016, there were no shares of preferred stock issued and outstanding.

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

Results of Operations

For the three months and six months ended June 30, 2016, we had a net loss of $32,641 and $176,385, respectively.

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

As of June 30, 2016, investment securities in our trust account consisted of $370,283,403 in shares in money market accounts invested in U.S. government Treasury securities.

As of June 30, 2016, we had a cash balance of $1,180,932, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Investments Held in Trust Account

$370,000,000 from our initial public offering (including proceeds from the subsequent partial exercise by the underwriters of their over-allotment option) was placed into a trust account with Continental Stock Transfer & Trust Company serving as trustee. As of June 30, 2016, investment securities in our trust account consisted of $370,283,403 in shares in money market accounts invested in U.S. government treasury securities with a maturity of 180 days or less.

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Since the Company is reflecting a loss for the three and six months ended June 30, 2016, the effect of dilutive securities, which consist of 28,250,000 warrants at June 30, 2016, would be anti-dilutive; accordingly, diluted income/(loss) per common share is the same as basic income/(loss) per common share for the periods ended June 30, 2016.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on July 16, 2015 for the purpose of effecting a business combination. As of June 30, 2016, we were considered in the development stage and had not yet commenced any operations or generated any revenues. All activity through June 30, 2016 relates to our formation, our initial public offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters. The net proceeds from our initial public offering and the sale of private placement warrants were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Date: August 12, 2016