Form 10-Q
period 2016-09-30
BOULEVARD ACQUISITION CORP. II
filed 2016-11-10
CIK 1649173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-37561

BOULEVARD ACQUISITION CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation)	47-4583763 (IRS Employer Identification Number)

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

As of November 9, 2016, 37,000,000 shares of Class A common stock, par value $0.0001 per share, and 9,250,000 shares of Class B common stock, par value $0.0001 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

BOULEVARD ACQUISITION CORP. II

BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,142,015	$1,472,216
Prepaid expenses	103,909	161,075
Total current assets	1,245,924	1,633,291
Non current assets:
Investments held in Trust Account	370,449,326	370,001,037
Total assets	$371,695,250	$371,634,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Franchise tax payable	$135,000	$82,500
Due to related party	102,802	25,327
Income tax payable	85,745	—
Accrued expenses	104,758	30,053
Total current liabilities	428,305	137,880
Other liabilities:
Deferred underwriting compensation	12,950,000	12,950,000
Total liabilities	13,378,305	13,087,880

Class A common stock subject to possible redemption 35,331,694 shares and 35,354,644 shares at September 30, 2016 and December 31, 2015, respectively (at a redemption value of approximately $10.00 per share)	353,316,935	353,546,438

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.0001 par value; 400,000,000 shares authorized;
Class A common stock, 350,000,000 shares authorized; 1,668,306 shares and 1,645,356 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively (excluding 35,331,694 shares and 35,354,644 shares subject to possible redemption at September 30, 2016 and December 31, 2015, respectively)	166	164

Class B common stock, 50,000,000 shares authorized; 9,250,000 shares issued and outstanding	925	925
Additional paid-in capital	5,440,733	5,211,232
Accumulated deficit	(441,814)	(212,311)
Total stockholders’ equity	5,000,010	5,000,010
Total liabilities and stockholders’ equity	$371,695,250	$371,634,328

See accompanying notes to interim financial statements.

BOULEVARD ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended September 30, 2016	Three months ended September 30, 2016	For the period from July 16, 2015 (Inception) to September 30, 2015
Revenue	$—	$—	$—

Expenses:
General and administrative expenses	456,205	139,492	13,096
State franchise taxes	135,842	45,360	—

Loss from operations	(592,047)	(184,852)	(13,096)

Interest income	448,289	165,923	—

Loss before income tax expense	(143,758)	(18,929)	(13,096)

Income tax expense	(85,745)	(34,189)	—

Net loss attributable to common shares outstanding	$(229,503)	$(53,118)	$(13,096)

Weighted average number of common shares outstanding, basic and diluted	10,895,000	10,913,000	10,202,000

Basic and diluted net loss per share	$(0.021)	$(0.005)	$(0.001)

See accompanying notes to interim financial statements.

STATEMENT OF STOCKHOLDERS’ EQUITY

For Nine Months Ended September 30, 2016

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, at December 31, 2015 (audited)	1,645,356	$164	9,250,000	$925	$5,211,232	$(212,311)	$5,000,010

Change in proceeds subject to possible redemption	22,950	2			229,501		229,503

Net loss attributable to common stockholders						(229,503)	(229,503)

Balances, at September 30, 2016 (unaudited)	1,668,306	$166	9,250,000	$925	$5,440,733	$(441,814)	$5,000,010

See accompanying notes to interim financial statements.

BOULEVARD ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2016	For the Period from July 16, 2015 (Inception) to September 30, 2015
Cash flows from operating activities
Net loss	$(229,503)	$(13,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income	(448,289)	—
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid expense	57,166	(191,490)
Franchise tax payable	52,500	—
Due to related party	77,475	3,333
Income tax payable	85,745	—
Accrued expenses	74,705	179,253

Net cash used in operating activities	(330,201)	(22,000)

Net cash used in investing activities
Cash held in Trust Account	—	(350,000,000)

Cash flows from financing activities
Proceeds from issuance of common stock to initial stockholder	—	25,000
Payment of offering costs	—	(7,519,256)
Proceeds from the sale of warrants to Sponsor and an unaffiliated purchaser	—	9,350,000
Proceeds from Public Offering	—	350,000,000
Note payable to related party	—	196,931

Net cash provided by financing activities	—	352,052,675

Net increase (decrease) in cash	(330,201)	2,030,675

Cash, beginning of period	1,472,216	—

Cash, end of period	$1,142,015	$2,030,675

Supplemental schedule of non-cash financing activities:
Deferred underwriting fees	$—	$12,250,000

Offering costs included in accrued expenses	$—	$140,683

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

Financing

The Company intends to finance a business combination in part with proceeds from the $350,000,000 public offering (the “Public Offering”) (as described in Note 3) and from the $9,350,000 private placement of warrants (the “Private Placement”) (as described in Note 4) that were simultaneously consummated on September 25, 2015. On October 9, 2015, the underwriters for the Public Offering purchased additional units pursuant to the partial exercise of their over-allotment option and the Sponsor and an affiliated purchaser purchased additional private placement warrants generating aggregate additional gross proceeds of $20,400,000. As of September 30, 2016 and December 31, 2015, approximately $370 million is held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2016 and December 31, 2015 and the results of operations for the three and nine months ended September 30, 2016. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the periods ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

2. Significant Accounting Policies - (continued)

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Since the Company is reflecting a loss for the three and nine months ended September 30, 2016 and for the period ended September 30, 2015, the effect of dilutive securities, which consists of 28,250,000 and 26,850,000 warrants at September 30, 2016 and September 30, 2015, respectively, would be anti-dilutive; hence, diluted income/(loss) per common share is the same as basic income/(loss) per common share for the periods ended September 30, 2016 and September 30, 2015.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2016 and December 31, 2015, the Company has deferred tax assets of approximately $0 and $28,000 respectively related to net loss carry forwards and $200,000 and $44,000 respectively related to start-up costs. Management has determined that a full valuation allowance of the deferred tax assets is appropriate at this time.

For the nine months ended September 30, 2016, the Company recorded a provision for income tax of approximately $86,000, or 60% of the net loss before taxes. The difference between the effective tax rate and the statutory rate is due to the change in valuation allowance and the utilization of the net loss carry forwards.

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

2. Significant Accounting Policies - (continued)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2016 and December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete its Initial Business Combination on or prior to the 24-month (or 27-month, as applicable) period allotted to complete the Initial Business Combination, the Warrants will expire at the end of such period. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act of 1933, as amended (the “Securities Act”), following the completion of the Company’s Initial Business Combination. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Warrants during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

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

The Founder Shares are identical to the Class A common stock included in the Units being sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Initial Shareholders have waived their rights to participate in any redemption with respect to the Founder Shares (see Note 1). The Initial Stockholders collectively own 20.0% of the Company’s issued and outstanding shares following the Public Offering. On October 9, 2015, the Sponsor, an unaffiliated purchaser and the Company’s

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

4. Related Party Transactions (continued)

independent directors forfeited 812,500 Founder Shares in connection with the purchase by the underwriters of 2,000,000 Additional Units pursuant to the partial exercise of their over-allotment option.

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

Administrative Services Agreement

Commencing on the date the Company’s securities were initially listed for trading on the NASDAQ Capital Market, the Company has agreed to pay $10,000 per month to Avenue Capital Management II, L.P, an affiliate of the Sponsor, for office space, utilities, secretarial support and administrative services. Upon consummation of the Company’s Initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2016, the Company recognized $30,000 and $90,000, respectively, of expense pursuant to the administrative services agreement. For the period ended September 30, 2015, the Company recognized $3,333 of expenses pursuant to the agreement.  At September 30, 2016 and December 31, 2015, $30,000 and $10,000 were unpaid and included in due to related party on the accompanying balance sheets.

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

6. Investments Held in Trust Account

Upon the closing of the Public Offering, the simultaneous private placement of the Sponsor warrants and the underwriters’ partial exercise of their over-allotment option, a total of $370,000,000 was placed in the Trust Account. These funds can only be used by the Company in connection with the consummation of an Initial Business Combination. As of September 30, 2016 and December 31, 2015, investment securities in the Company’s Trust Account consisted of approximately $370 million in shares in money market accounts invested in United States Treasury securities with a maturity of 180 days or less.

7. Fair Value Measurements

The Company complies with FASB ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

7. Fair Value Measurements (continued)

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

Description	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
United States Treasury Securities	$370,001,037	$370,001,037	$—	$—

Description	September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
United States Treasury Securities	$370,449,326	$370,449,326	$—	$—

8. Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares, of which 350,000,000 are Class A common stock, par value $0.0001, and 50,000,000 are Class B common stock, par value $0.0001 (see Note 4 for rights of Class B common stock). Holders of the Company’s Class A and Class B common stock are entitled to one vote for each share of common stock. At both September 30, 2016 and December 31, 2015, there were 9,250,000 shares of Class B common stock issued and outstanding and 37,000,000 shares of Class A common stock issued and outstanding, including 35,331,694 and 35,354,644 shares subject to possible redemption.

Preferred Stock — The authorized preferred stock of the Company includes up to 1,000,000 shares. At September 30, 2016 and December 31, 2015, there were no shares of preferred stock issued and outstanding.

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

Results of Operations

For the three months and nine months ended September 30, 2016, we had a net loss of $53,118 and $229,503, respectively.

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

As of September 30, 2016, investment securities in our trust account consisted of $370,449,326 in shares in money market accounts invested in U.S. government Treasury securities.

As of September 30, 2016, we had a cash balance of $1,142,015 held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Investments Held in Trust Account

$370,000,000 from our initial public offering (including proceeds from the subsequent partial exercise by the underwriters of their over-allotment option) was placed into a trust account with Continental Stock Transfer & Trust Company serving as trustee. As of September 30, 2016, investment securities in our trust account consisted of $370,449,326 in shares in money market accounts invested in U.S. government treasury securities with a maturity of 180 days or less.

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Since the Company is reflecting a loss for the three and nine months ended September 30, 2016, the effect of dilutive securities, which consist of 28,250,000 warrants at September 30, 2016, would be anti-dilutive; accordingly, diluted income/(loss) per common share is the same as basic income/(loss) per common share for the periods ended September 30, 2016.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on July 16, 2015 for the purpose of effecting a business combination. As of September 30, 2016, we were considered in the development stage and had not yet commenced any operations or generated any revenues. All activity through September 30, 2016 relates to our formation, our initial public offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters. The net proceeds from our initial public offering and the sale of private placement warrants were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Date:  November 10, 2016