Form 10-K
period 2016-12-31
BOULEVARD ACQUISITION CORP. II
filed 2017-02-21
CIK 1649173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

☒ Yes ☐ No

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of $9.75 for the Class A common stock on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Capital Market, was approximately $285,004,688.

In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of common stock of the registrant have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of  February 17, 2017, 37,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 9,250,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

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

References in this Form 10-K to “we,” “us” or “our company” refer to Boulevard Acquisition Corp. II. References in this Form 10-K to our “public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and references to “public stockholders” refer to the holders of our public shares, including our initial stockholders (as defined below) to the extent our initial stockholders purchased public shares, provided that each initial stockholder’s status as a “public stockholder” shall only exist with respect to such public shares. References in this Form 10-K to our “management” or our “management team” refer to our officers and directors, references to our “investment team” refer to the members of our management team together with the employees of Avenue noted under Item 1—“Business—Assistance from

Avenue” and references to our “sponsor” refer to Boulevard Acquisition Sponsor II, LLC, a Delaware limited liability company. References in this Form 10-K to our “founder shares” refer to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the automatic conversion thereof at the time of our initial business combination. References in this Form 10-K to our “initial stockholders” refer to the holders of our founder shares prior to our initial public offering and references to “Avenue” refer to Avenue Capital Group.

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

All of our officers and certain of our directors are affiliated with Avenue. Avenue is an established global alternative investment firm founded in 1995. Avenue’s primary focus is investing in credit and other special situation investments in the United States, Europe and Asia. Avenue had approximately 200 employees worldwide as of December 31, 2016. Avenue maintains an institutional infrastructure with teams in accounting, operations, legal, business development, risk management, compliance and information technology. Avenue had approximately $10.6 billion in assets under management as of December 31, 2016. We do not intend to specifically focus on business combinations with companies in which Avenue or Avenue’s affiliates hold interests, although we may acquire a company in which Avenue owns a debt position.

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

Our registration statement on Form S-1 (File No. 333-206077), or our registration statement, for our initial public offering was declared effective by the Securities and Exchange Commission, or SEC, on September 21, 2015. On September 25, 2015, we consummated our initial public offering and sold 35,000,000 units. On October 9, 2015, the underwriters for our initial public offering purchased an additional 2,000,000 units pursuant to their over-allotment option. Each unit consists of one share of our Class A common stock and one-half of one warrant, and only whole warrants are exercisable.  Each warrant entitles the holder to purchase one share of our Class A common stock at a price of $11.50, subject to adjustment as described in our registration statement, at any time commencing on the date that is 30 days after the completion of our initial business combination.  The warrants expire five years after the completion of our initial business combination, or earlier upon redemption or liquidation. Simultaneously with the consummation of our initial public offering, our sponsor and an unaffiliated purchaser purchased 9,350,000 private placement warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share, at a price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering. On October 9, 2015, our sponsor and the unaffiliated purchaser purchased an additional 400,000 private placement warrants in a private placement that occurred simultaneously with the purchase of additional units by the underwriters pursuant to their over-allotment option.

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

Since February 2012, Stephen S. Trevor has been a portfolio manager of Avenue Capital Management II, L.P., a part of Avenue. Mr. Trevor focuses on private debt, private equity and distressed for control investments. Prior to joining Avenue, Mr. Trevor served as Senior Advisor to United States Senator Kirsten Gillibrand from February 2011 to January 2012. Previously, Mr. Trevor was a Managing Director at Morgan Stanley, a member of Morgan Stanley’s Management Committee and Global Co-Head of Morgan Stanley’s Merchant Banking Division and Private Equity Group. Mr. Trevor joined Morgan Stanley in 2007 from Goldman Sachs, where he was a Managing Director in the Principal Investment Area, co-heading its industrials investing effort, and was a member of the Investment and Operating Committees. He originally joined Goldman Sachs’ New York office in 1992, working in Energy and Power. In 1994, Mr. Trevor moved to Hong Kong and worked first in Corporate Finance and then in the Real Estate Principal Investment Area. From 1999 to 2004, Mr. Trevor was based in London and led Goldman Sachs Capital Partners’ investing activities in Germany. He became a Managing Director at Goldman Sachs in 1999 and a Partner in 2002.

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

Stephen S. Trevor has served as our President, Chief Executive Officer, Secretary and a director since our inception in July 2015. Since February 2012, Mr. Trevor has served as a portfolio manager at Avenue focused on private debt, private equity and distressed for control investments. From March 2016 to October 2016, Mr. Trevor served as interim co-Chief Executive Officer of AgroFresh. Mr. Trevor also served as Boulevard I’s President, Chief Executive Officer, Secretary and a director from its inception in October 2013 until the completion of the AgroFresh acquisition on July 31, 2015, and Mr. Trevor continues to serve as a director of AgroFresh. From February 2011 to January 2012, Mr. Trevor served as Senior Advisor to United States Senator Kristen Gillibrand. From 2007 to 2010, Mr. Trevor held various leadership roles at Morgan Stanley, including co-head of Merchant Banking and Private Equity, global co-head of Investment Management and was a member of Morgan Stanley’s management and risk committees. During his time at Morgan Stanley, Mr. Trevor oversaw capital raises for Morgan Stanley Capital Partners V, Morgan Stanley Credit Partners, Morgan Stanley Infrastructure Partners and Morgan Stanley Private Equity Asia Fund 3. He also sat on the investment committees of funds totaling $25 billion of assets under management and with more than 600 employees. Prior to Morgan Stanley, Mr. Trevor was a partner and managing director in the Principal Investment Area in Goldman Sachs. During his fifteen year tenure, Mr. Trevor, who was based in New York, London and Hong Kong, headed multiple Goldman Sachs initiatives, including leading Goldman Sachs Capital Partners’ investing activities in Germany and served on the Principal Investment Area’s Investment and Operating committees. Mr. Trevor has served on the board of directors of various companies, including Berry Plastics Corporation, Capmark Financial Group, Cobalt International Energy, L.P., Cognis, Deutsche Kabel, Messer Griesheim Holding and Wincor Nixdorf. Mr. Trevor holds a Bachelor of Arts degree in Political Science and Psychology from Columbia College, a Master of Business Administration degree from Harvard Business School and was a member of the United States Olympic Fencing teams in 1984 and 1988.

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

Mr. Lasry holds a Bachelor of Arts degree in History from Clark University and a Juris Doctor from New York Law School.

Randy Takian has served as our Vice President of Acquisitions since our inception in July 2015. Since November 2010, Mr. Takian has served as Avenue’s Head of Public Fund Strategy. Prior to joining Avenue in 2010, he held various roles at Morgan Stanley’s Asset Management (MSIM) from January 2007 to September 2010, most recently as Managing Director and Head of Americas Distribution, Product and Marketing as well as the Corporate Development team. Prior roles at MSIM included heading strategy and product development and the $10 billion AUM Senior Loan business for the Alternatives Group. He joined Morgan Stanley from Bank of America, where Mr. Takian led the strategy and mergers and acquisitions team for the Global Wealth & Investment Management businesses. He is on the Board of Directors and the Principal Executive Officer for the Avenue Mutual Funds Trust, and a past board member of Kabu, a public company in Japan. He is Vice Chairman of the Board of Lenox Hill Neighborhood House, the largest social services organization on the Upper East Side of Manhattan. Mr. Takian graduated from Brown University with dual degrees in Economics and International Relations.

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

As more fully discussed in Item 10—“Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our executive officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $0.9 million of cash held outside the trust account, at December 31, 2016, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2016 as required by the Sarbanes-Oxley Act. Since we are deemed to be an accelerated filer, we would be required to have our internal control procedures audited. However, for as long as we remain an emerging growth company, we will not be required to have our internal control over financial reporting audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are a recently formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

On January 3, 2017, we received a notice from the Listing Qualifications Department of NASDAQ stating that we had not held an annual meeting of shareholders within 12 months of the end of the our fiscal year end and that we have 45 calendar days to submit a plan to regain compliance with NASDAQ’s listing rules. The Company has submitted a plan to regain compliance with NASDAQ’s listing rules within the required timeframe. If NASDAQ accepts our plan, NASDAQ may grant us an extension of up to 180 calendar days from the fiscal year end, or until June 29, 2017, to regain compliance with the NASDAQ listing rules. If NASDAQ does not accept our plan, we will have the opportunity to appeal the decision in front of a NASDAQ Hearings Panel. There can be no assurance that NASDAQ will accept our plan or that we would be successful in any appeal to a NASDAQ Hearing Panel.

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

Of the net proceeds from our initial offering, only approximately $0.9 million are available to us outside the trust account, at December 31, 2016, to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

We may not hold an annual meeting of stockholders until we hold a meeting of stockholders to vote to approve our initial business combination.

We have not yet held an annual meeting of stockholders for the purpose of electing directors in accordance with NASDAQ corporate governance requirements or Section 211(b) of the DGCL. Thus, we are not in compliance with Section 211(b) of the DGCL, which requires an annual meeting, and we may not hold such an annual meeting until we hold the meeting of stockholders to vote to approve our initial business combination. Therefore, if our stockholders want us to hold an annual meeting prior to the meeting to vote to approve our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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

We will seek to complete a business combination with an operating company, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. There is no current basis for you to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

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

Although we believe that the net proceeds from our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If these funds prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Since we are deemed to be an accelerated filer, we would be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. However, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The following table shows, for the periods indicated, the high and low sales prices per share of our units, common stock and warrants as reported by NASDAQ. Prior to September 22, 2015, there was no established public trading market for our securities.

	Units		Class A Common Stock		Warrants
Quarter Ended	High	Low	High	Low	High	Low
2015
Third Quarter (from September 22, 2015) (1)	$10.00	$9.93	—	—	—	—
Fourth Quarter (2)	$10.15	$9.07	$10.00	$9.41	$0.90	$0.45
2016
First Quarter	$10.00	$9.40	$12.00	$9.40	$0.60	$0.28
Second Quarter	$9.98	$9.65	$9.80	$9.54	$0.40	$0.25
Third Quarter	$10.77	$9.80	$9.92	$9.60	$0.60	$0.30
Fourth Quarter	$10.77	$10.01	$9.92	$9.75	$0.60	$0.32

(1) The high and low trade prices of our Class A common stock and warrants are not reflected for the Third Quarter 2015 because the Class A common stock and warrants underlying our units did not begin trading separately until November 12, 2015.

(2) The Fourth Quarter 2015 reflects the high and low trade prices of our Class A common stock and warrants beginning as of November 12, 2015, the first day that the Class A common stock and warrants underlying our units began trading separately.

Holders of Record

On February 16, 2017, there were approximately 1 holder of record of our units, 6 holders of record of our common stock and 3 holders of record of our warrants. Such numbers do not include beneficial owners holding such securities through nominee names.

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

Performance Graph

The graph below compares the cumulative total return of our Class A common stock (the blue line in the chart below) from November 12, 2015, the date that our Class A common stock was first separately listed on NASDAQ, through December 31, 2016, with the comparable cumulative return of two indices, the NASDAQ Composite Index (the red line in the chart below) and the Dow Jones Industrial Average Index (the green line in the chart below). The graph plots the growth in value of an initial investment in each of our Class A common stock, the Dow Jones Industrial Average Index and the NASDAQ Composite Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

ITEM 6.  Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this Form 10-K.

	For the year ended December 31, 2016	For the period from July 16, 2015 (Inception) to December 31, 2015
Statement of Operation Data:
Revenue	$—	$—
Formation, general and administrative expenses	595,803	130,848
State franchise taxes	180,000	82,500
Loss from operations	(775,803)	(213,348)
Interest income	664,014	1,037
Net loss attributable to common shares outstanding	(248,789)	(212,311)
Weighted average number of common shares outstanding, basic and diluted	10,895,000	10,596,000
Basic and diluted net loss per share	(0.023)	(0.020)

Balance Sheet Data:
Cash	925,004	1,472,216
Investments held in Trust Account	370,665,051	370,001,037
Total assets	371,652,384	371,634,328
Total liabilities	13,354,725	13,087,880
Class A common stock subject to possible redemption	353,297,649	353,546,438
Total stockholders’ equity	5,000,010	5,000,010

Cash Flow Data:
Net cash used in operating activities	(547,212)	(235,506)
Net cash used in investing activities	—	(370,001,037)
Net cash provided by financing activities	—	371,708,759

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

Results of Operations and Known Trends or Future Events

Our net loss for the twelve months ended December 31, 2016 was $248,789. For the period from July 16, 2015 (inception) through December 31, 2015, we had a net loss of $212,311.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Investments Held in Trust Account

$370,000,000 from our initial public offering (including net proceeds from the partial exercise by the underwriters of their over-allotment option) and sale of the private placement warrants, was placed into a trust account with Continental Stock Transfer & Trust Company serving as trustee. As of December 31, 2016, investment securities in our trust account consisted of $370,665,051 in shares in money market accounts invested in U.S. government treasury securities with a maturity of 180 days or less.

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

As of December 31, 2016, investment securities in our trust account consisted of $370,665,051 in shares in money market accounts invested in U.S. government Treasury securities, $12,950,000 of which may be used to satisfy deferred underwriting commissions.

As of December 31, 2016, we had a cash balance of $925,004, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

We were incorporated in Delaware on July 16, 2015 for the purpose of effecting a business combination. As of December 31, 2016, we had not yet commenced any significant operations or generated any revenues. All activity through December 31, 2016 relates to our formation, our initial public offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters. The net proceeds from our initial public offering and the sale of private placement warrants, including proceeds from the partial exercise by the underwriters of their over-allotment option, were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

ITEM 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Boulevard Acquisition Corp. II

We have audited the accompanying balance sheets of Boulevard Acquisition Corp. II (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2016 and the period from July 16, 2015 (inception) to December 31, 2015.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boulevard Acquisition Corp. II as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and the period from July 16, 2015 (inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company has 24 months from the closing of its public offering, which took place on September 25, 2015, to complete a business combination. If the Company does not complete a business combination, it shall cease all operations and redeem the shares of common stock issued during the public offering.

/s/ EisnerAmper LLP

New York, New York

February 21, 2017

BOULEVARD ACQUISITION CORP. II

BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$925,004	$1,472,216
Prepaid expenses	62,329	161,075
Total current assets	987,333	1,633,291
Non current assets:
Investments held in Trust Account	370,665,051	370,001,037
Total assets	$371,652,384	$371,634,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Franchise tax payable	$113,326	$82,500
Due to related party	42,027	25,327
Income tax payable	137,000	—
Accrued expenses	112,372	30,053
Total current liabilities	404,725	137,880
Other liabilities:
Deferred underwriting compensation	12,950,000	12,950,000
Total liabilities	13,354,725	13,087,880

Class A common stock subject to possible redemption 35,329,765 shares and 35,354,644 shares at December 31, 2016 and December 31, 2015, respectively (at a redemption value of approximately $10.00 per share)	353,297,649	353,546,438

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized;
Class A common stock, 350,000,000 shares authorized; 1,670,235 shares and 1,645,356 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively (excluding 35,329,765 shares and 35,354,644 shares subject to possible redemption at December 31, 2016 and December 31, 2015, respectively)	166	164
Class B common stock, 50,000,000 shares authorized; 9,250,000 shares issued and outstanding	925	925
Additional paid-in capital	5,460,019	5,211,232
Accumulated deficit	(461,100)	(212,311)
Total stockholders’ equity	5,000,010	5,000,010
Total liabilities and stockholders’ equity	$371,652,384	$371,634,328

See accompanying notes to financial statements.

BOULEVARD ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2016	For the period from July 16, 2015 (Inception) to December 31, 2015
Revenue	$—	$—

Expenses:
General and administrative expenses	595,803	130,848
State franchise taxes	180,000	82,500

Loss from operations	(775,803)	(213,348)

Interest income	664,014	1,037

Loss before income tax expense	(111,789)	(212,311)

Income tax expense	(137,000)	—

Net loss attributable to common stockholders	$(248,789)	$(212,311)

Weighted average number of common shares outstanding, basic and diluted	10,895,000	10,596,000

Basic and diluted net loss per share	$(0.023)	$(0.020)

See accompanying notes to financial statements.

BOULEVARD ACQUISITION CORP. II

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2016 and

For the Period from July 16, 2015 (Inception) to December 31, 2015

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Sale of Class B common stock to Sponsor on July 28, 2015 at approximately $.002 per share	—	$—	10,062,500	$1,006	$23,994	$—	$25,000

Sale of 35,000,000 units on September 25, 2015	35,000,000	3,500			349,996,500		350,000,000

Sale of 9,350,000 warrants to Sponsor on September 25, 2015					9,350,000		9,350,000

Underwriters’ discount and offering expenses					(19,909,939)		(19,909,939)

Proceeds subject to possible redemption	(33,446,505)	(3,345)			(334,461,706)		(334,465,051)

Sale of 2,000,000 units on October 9, 2015, pursuant to the underwriters’ partial exercise of their over-allotment option	2,000,000	200			19,999,800		20,000,000

Sale of 400,000 warrants on October 9, 2015, pursuant to the underwriters’ partial exercise of their over-allotment option					400,000		400,000

Forfeiture of sponsor share, pursuant to the underwriters’ partial exercise of their over-allotment option			(812,500)	(81)	81		—

Underwriters’ discount and offering expenses					(1,106,302)		(1,106,302)

Proceeds subject to possible redemption	(1,929,370)	(193)			(19,293,505)		(19,293,698)

Change in proceeds subject to possible redemption	21,231	2			212,309		212,311

Net loss attributable to common stockholders						(212,311)	(212,311)

Balances, at December 31, 2015	1,645,356	164	9,250,000	925	5,211,232	(212,311)	5,000,010

Change in proceeds subject to possible redemption	24,879	2			248,787		248,789

Net loss attributable to common stockholders						(248,789)	(248,789)

Balances, at December 31, 2016	1,670,235	$166	$9,250,000	$925	$5,460,019	$(461,100)	$5,000,010

See accompanying notes to financial statements.

BOULEVARD ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2016	For the Period from July 16, 2015 (Inception) to December 31, 2015
Cash flows from operating activities
Net loss	$(248,789)	$(212,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income	(664,014)	—
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid expense	98,746	(161,075)
Franchise tax payable	30,826	82,500
Due to related party	16,700	25,327
Income tax payable	137,000	—
Accrued expenses	82,319	30,053

Net cash used in operating activities	(547,212)	(235,506)

Net cash used in investing activities
Cash held in Trust Account	—	(370,001,037)

Cash flows from financing activities
Proceeds from issuance of common stock to initial stockholder	—	25,000
Payment of offering costs	—	(8,066,241)
Proceeds from the sale of warrants to Sponsor and an unaffiliated purchaser	—	9,750,000
Proceeds from Public Offering	—	350,000,000
Proceeds from the underwriter’s partial exercise of their over-allotment option	—	20,000,000
Proceeds from related party note	—	196,931
Repayment of related party note	—	(196,931)

Net cash provided by financing activities	—	371,708,759

Net (decrease) increase in cash	(547,212)	1,472,216

Cash, beginning of period	1,472,216	—

Cash, end of period	$925,004	$1,472,216

Supplemental schedule of non-cash financing activities:

Deferred underwriting fees	$—	$12,250,000

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

Financing

The Company intends to finance a business combination in part with proceeds from the $350,000,000 public offering (the “Public Offering”) (as described in Note 3) and from the $9,350,000  private placement of warrants (the “Private Placement”) (as described in Note 4) that were simultaneously consummated on September 25, 2015. On October 9, 2015, the underwriters for the Public Offering purchased additional units pursuant to the partial exercise of their over-allotment option and the Sponsor and an affiliated purchaser purchased additional private placement warrants generating aggregate additional gross proceeds of $20,400,000. As of both December 31, 2016 and December 31, 2015, approximately $370 million is held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

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

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method.  Since the Company is reflecting net losses for the year ended December 31, 2016 and for the period from July 16, 2015 (Inception) to December 31, 2015, the effect of dilutive securities, which consists of 28,250,000 warrants at December 31, 2016 and December 31, 2015, would be anti-dilutive; hence, diluted income/(loss) per common share is the same as basic income/(loss) per common share for all periods presented.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2016 and December 31, 2015, the Company has a deferred tax asset of approximately $0 and $28,000 respectively related to net loss carry forwards and $247,000 and $44,000 respectively related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

For the year ended December 31, 2016, the Company recorded a provision for income tax of approximately $137,000.  The difference between the effective tax rate and the statutory rate is due to the change in valuation allowance and the utilization of the net loss carry forwards.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2016 and December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

BOULEVARD ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

4. Related Party Transactions (continued)

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans) are entitled to certain registration rights pursuant to a rights agreement. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities under the Security Act. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

Administrative Services Agreement

Commencing on the date the Company’s securities were initially listed for trading on the NASDAQ Capital Market, the Company has agreed to pay $10,000 per month to Avenue Capital Management II, L.P, an affiliate of the Sponsor, for office space, utilities, secretarial support and administrative services. Upon consummation of the Company’s Initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2016 and the period from July 16, 2015 (Inception) to December 31, 2015, the Company recognized $120,000 and $33,333 respectively of expense pursuant to the administrative services agreement. At December 31, 2016 and December 31, 2015, $30,000 and $10,000 were unpaid respectively and included in due to related party on the accompanying balance sheets.

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

6. Investments Held in Trust Account

Upon the closing of the Public Offering, the simultaneous private placement of the Sponsor warrants and the underwriters’ partial exercise of their over-allotment option, a total of $370,000,000 was placed in the Trust Account. These funds can only be used by the Company in connection with the consummation of an Initial Business Combination. As of December 31, 2016 and December 31, 2015, investment securities in the Company’s Trust Account consisted of approximately $370 million in shares in money market accounts invested in United States Treasury securities with a maturity of 180 days or less.

7. Fair Value Measurements

The Company complies with FASB ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

BOULEVARD ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

7. Fair Value Measurements (continued)

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active Markets	Observable Inputs	Unobservable Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
United States Treasury Securities	$370,001,037	$370,001,037	$—	$—

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active Markets	Observable Inputs	Unobservable Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
United States Treasury Securities	$370,665,051	$370,665,051	$—	$—

8. Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares, of which 350,000,000 are Class A common stock, par value $0.0001, and 50,000,000 are Class B common stock, par value $0.0001 (see Note 4 for rights of Class B common stock). Holders of the Company’s Class A and Class B common stock are entitled to one vote for each share of common stock.  At both December 31, 2016 and December 31, 2015, there were 9,250,000 shares of Class B common stock issued and outstanding and 37,000,000 shares of Class A common stock issued and outstanding, including 35,329,765 and 35,354,644 shares subject to possible redemption.

Preferred Stock — The authorized preferred stock of the Company includes up to 1,000,000 shares. At December 31, 2016 and December 31, 2015, there were no shares of preferred stock issued and outstanding.

9. Quarterly Financial Results (unaudited)

The following table sets forth certain unaudited quarterly results of operations of the Company for the year ended December 31, 2016 and for the period from July 16, 2015 (Inception) to December 31, 2015. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting only of normally recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited financial statements and related notes. The quarterly operating results are not necessarily indicative of future results of operations.

	For the Quarter Ended
	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2015	2015	2016	2016	2016	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—	$—	$—	$—
Gross profit	—	—	—	—	—	—
Net loss attributable to common shares outstanding	(13,096)	(199,215)	(143,744)	(32,641)	(53,118)	(19,286)
Net loss per common share outstanding, basic and diluted	$(0.001)	$(0.017)	$(0.013)	$(0.003)	$(0.005)	$(0.002)

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not fully eliminate, risk.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Controls—Integrated Framework (2013). Based on our management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

As a result of the evaluation completed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there were no changes during the fiscal quarter ended December 31, 2016 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  Other Information

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officer

Our directors and executive officers are as follows:

Name	Age	Position
Marc Lasry	57	Chairman of the Board
Stephen S. Trevor	53	President, Chief Executive Officer, Secretary and Director
Thomas Larkin	52	Chief Financial Officer
Randy Takian	42	Vice President of Acquisitions
Robert J. Campbell	68	Independent Director
Joel Citron	54	Independent Director
Darren Thompson	53	Independent Director

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

Stephen S. Trevor has served as our President, Chief Executive Officer and Secretary and a director since our inception in July 2015. Since February 2012, Mr. Trevor has served as a portfolio manager at Avenue focused on private debt, private equity and distressed for control investments. From March 2016 to October 2016, Mr. Trevor served as interim co-Chief Executive Officer of AgroFresh. Mr. Trevor also served as Boulevard I’s President, Chief Executive Officer, Secretary and a director from its inception in October 2013 until the completion of the AgroFresh acquisition on July 31, 2015, and Mr. Trevor continues to serve as a director of AgroFresh. From February 2011 to January 2012, Mr. Trevor served as Senior Advisor to United States Senator Kirsten Gillibrand. From 2007 to 2010, Mr. Trevor held various leadership roles at Morgan Stanley, including co-head of Merchant Banking and Private Equity, global co-head of Investment Management and was a member of Morgan Stanley’s management and risk committees. During his time at Morgan Stanley, Mr. Trevor oversaw capital raises for Morgan Stanley Capital Partners V, Morgan Stanley Credit Partners, Morgan Stanley Infrastructure Partners and Morgan Stanley Private Equity Asia Fund 3. He also sat on the investment committees of funds totaling $25 billion of assets under management and with more than 600 employees. Prior to Morgan Stanley, Mr. Trevor was a partner and managing director in the Principal Investment Area in Goldman Sachs. During his fifteen year tenure, Mr. Trevor, who was based in New York, London and Hong Kong, headed multiple Goldman Sachs initiatives, including leading Goldman Sachs Capital Partners’ investing activities in Germany and served on the Principal Investment Area’s Investment and Operating committees. Mr. Trevor has served on the board of directors of various companies, including Berry Plastics Corporation, Capmark Financial Group, Cobalt International Energy, L.P., Cognis, Deutsche Kabel, Messer Griesheim Holding and Wincor Nixdorf. Mr. Trevor holds a Bachelor of Arts degree in Political Science and Psychology from Columbia College, a Master of Business Administration degree from Harvard Business School and was a member of the United States Olympic Fencing teams in 1984 and 1988.

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

Randy Takian has served as our Vice President of Acquisitions since our inception in July 2015. Since November 2010, Mr. Takian has served as Avenue’s Head of Public Fund Strategy. Prior to joining Avenue in 2010, he held various roles at Morgan Stanley’s Asset Management (MSIM) from January 2007 to September 2010, most recently as Managing Director and Head of Americas Distribution, Product and Marketing as well as the Corporate Development team. Prior roles at MSIM included heading strategy and product development and the $10 billion AUM Senior Loan business for the Alternatives Group. He joined Morgan Stanley from Bank of America, where Mr. Takian led the strategy and mergers and acquisitions team for the Global Wealth & Investment Management businesses. He is on the Board of Directors and the Principal Executive Officer for the Avenue Mutual Funds Trust, and a past board member of Kabu, a public company in Japan. He is Vice Chairman of the Board of Lenox Hill Neighborhood House, the largest social services organization on the Upper East Side of Manhattan. Mr. Takian graduated from Brown University with dual degrees in Economics and International Relations.

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

Joel Citron has served on our board of directors as an independent director since September 2015. Since June 2009, Mr. Citron has served as the chief investment officer and managing member of TAH Management/TAH Capital Partners, a private investment management firm, and since October 2008, as the co-chief executive officer of Tenth Avenue Holdings, a related holding company. Mr. Citron also served on Boulevard I’s board of directors from February 2014 until the completion of the AgroFresh acquisition on July 31, 2015. From January 2006 through December 2008, Mr. Citron served as managing partner of Jove Partners, a hedge fund and private equity firm, and from January 2002 through September 2008, as the chief executive officer of Jovian Holdings, a privately held investment and operating company. Mr. Citron also serves as the chairman of the board of trustees of Avenue Income Credit Strategies Fund, or ACP, a non-diversified, closed-end management investment company registered under the Investment Company Act with publicly traded shares, and Avenue Mutual Funds Trust, or AMFT, a non-diversified, open-end management investment company registered under the Investment Company Act, since December 2010 and May 2012, respectively. From September 2011 to May 2015, Mr. Citron served as the chairman of Oasmia, AB, a Swedish publicly traded biotechnology company. Since June 2010, Mr. Citron has served as chairman of Tenth Avenue Commerce, a privately held e-commerce company, and since January 2015 as a director of Evolution Gaming Group AB, a publicly-traded provider of live casino systems in Europe (serving as chairman until October 2016). Mr. Citron has served as a director of Attivio, Inc., a privately held software company, since December 2009, and Hello Products LLC, a privately held consumer package goods company, since March 2013. Mr. Citron’s community involvement includes serving as a board member of the Birthright Israel Foundation, a board member of Starfall Education Foundation and a member of the board of counselors of the Shoah Foundation at the University of Southern California. Mr. Citron holds a Bachelor of Science in Business Administration and a Master of Arts in Economics from the University of Southern California.

Mr. Citron is qualified to serve on our board of directors because of his private investment advisory experience and his board experience with public and private companies, including his service as a member of the board of Boulevard I.

Darren Thompson has served on our board of directors as an independent director since September 2015. Since June 2016, Mr. Thompson has served as chief financial officer of Spruce Finance Inc., a provider of consumer financing for residential solar and home efficiency improvements in the U.S. Since June 2011, Mr. Thompson has also served as a senior advisor at RailField Realty Partners, LLC, a private investment and advisory firm. Mr. Thompson is also an independent consultant, and has acted in this capacity since September 2010, after serving as a special advisor at the American Express Company from January 2010 through August 2010, and as chief financial officer of Revolution Money, Inc., a payment network, or Revolution Money, prior to its acquisition by the American Express Company in January 2010. From February 2015 through April 2016, Mr. Thompson also served as chief financial officer of B2R Finance L.P., a financial technology company providing financing solutions to the rental home marketplace. Mr. Thompson also served on Boulevard I’s board of directors from February 2014 until the completion of the AgroFresh acquisition on July 31, 2015. Mr. Thompson has also previously served as an officer at Fannie Mae and managing director of Goldman Sachs. Mr. Thompson also serves as a trustee of ACP and AMFT since December 2010 and May 2012, respectively. Mr. Thompson holds an Atrium Baccalaureus in Biochemistry from Harvard University and a Master of Business Administration degree from Harvard Business School.

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

Audit Committee

We have an audit committee comprised of Robert J. Campbell, Joel Citron and Darren Thompson, each of whom is an independent director. Darren Thompson serves as the Chairman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Darren Thompson qualifies as an “audit committee financial expert” as defined in applicable SEC rules because he meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The responsibilities of our audit committee include:

•                  Meeting with our independent accountants regarding, among other issues, audits, and adequacy of our accounting and control systems.

•                  Monitoring the independence of the independent auditor.

•                  Verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law.

•                  Appointing or replacing the independent auditor.

•                  Pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed.

•                  Establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

•                  Monitoring compliance, on a regularly scheduled basis, with the terms of our initial public offering and, if any noncompliance is identified, promptly taking all action necessary to rectify such noncompliance or otherwise causing us to come into compliance with the terms of our initial public offering.

•                  Inquiring and discussing with management our compliance with applicable laws and regulations.

•                  Determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work.

•                  Reviewing and approving, on a quarterly basis, all payments made to our existing holders, sponsor, executive officers or directors and their respective affiliates.

Compensation Committee

The members of our compensation committee are Messrs. Campbell, Citron and Thompson, each of whom is an independent director. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•                  Determining, in executive session, the compensation for our Chief Executive Officer or President, if such person is acting as our chief executive officer (“CEO”).

•                  Reviewing and determining the compensation of our executive officers other than the CEO based upon the recommendation of the CEO and such other customary factors that the committee deems necessary or appropriate.

•                  Approving the overall amount or percentage of plan and/or bonus awards to be granted to all of our employees and delegating to our executive management the right and power to specifically grant such awards to each employee within the aggregate limits and parameters set by the committee.

•                  Reviewing and evaluating the performance of our CEO and other executive officers.

•                  Reviewing and approving the design of other benefit plans pertaining to our executives and employees.

•                  Approving such reports on compensation as are necessary for filing with the SEC and other government bodies.

•                  Assisting management in complying with our proxy statement and annual report disclosure requirements.

•                  Approving the overall amount or percentage of plan and/or bonus awards to be granted to all of our employees and delegating to our executive management the right and power to specifically grant such awards to each employee within the aggregate limits and parameters set by the committee.

•                  Reviewing, recommending to our board of directors, and administering all plans that require “disinterested administration” under Rule 16b-3 under the Exchange Act.

•                  Approving the amendment or modification of any compensation or benefit plan pertaining to our executives or employees that does not require stockholder approval.

•                  Reviewing and recommending to our board of directors the adoption of or changes to the compensation of our independent directors.

•                  Retaining, in its sole discretion (at our expense), outside consultants and obtaining assistance from members of management as the committee deems appropriate in the exercise of its authority.

•                  Making reports and recommendations to our board of directors within the scope of its functions and advising our officers regarding various personnel matters as may be raised with the committee.

•                  Approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees.

•                  Reviewing the form, terms and provisions of employment and similar agreements with our executive officers and any amendments thereto.

•                  To the extent the same has been adopted, reviewing, at least annually, our compensation philosophy.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on copies of such forms received, we believe that, during the year ended December 31, 2016, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Compensation Committee Interlocks and Insider Participation

None.

Compensation Committee Report

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on that review and discussion, the compensation committee recommended to the Company’s board of directors that the Compensation Discussion and Analysis be included in this Annual Report.

Robert J. Campbell

Joel Citron

Darren Thompson

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 17, 2017, by:

•                  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•                  each of our officers, directors; and

•                  all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the sponsor warrants as these warrants are not exercisable within 60 days of the date of this Form 10-K. We have based our calculation of the percentage of beneficial ownership on 46,250,000 shares of common stock outstanding on February 17, 2017.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Approximate Percentage of Outstanding Common Stock Beneficially Owned
Boulevard Acquisition Sponsor II, LLC (2)	8,926,248	19.3%
Marc Lasry (2)	8,926,248	19.3%
Sonia E. Gardner (2)	8,926,248	19.3%
Stephen S. Trevor (2)	8,926,248	19.3%
Robert J. Campbell	30,834	*
Joel Citron	30,834	*
Darren Thompson	30,834	*
All directors and officers as a group (7 individuals) (2)	9,018,750	19.5%
Alyeska Investment Group, L.P. (3)	2,835,402	6.1%
Capstone Investment Advisors, LLC (4)	2,625,000	5.7%
Davidson Kempner Partners (5)	8,000,000	17.3%

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

(3)                                 This information is based solely on the Schedule 13G/A filed with the SEC on February 14, 2017 on behalf of Alyeska Investment Group, L.P., a Delaware limited partnership (“Alyeska”), Alyeska Fund GP, LLC, a Delaware limited liability company, Alyeska Fund 2 GP, LLC, a Delaware limited liability company, and Anand Parekh. Anand Parekh is the chief executive officer of Alyeska. The address of each of these stockholders is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.

(4)                                 This information is based solely on the Schedule 13G/A filed with the SEC on February 14, 2017 on behalf of Capstone Investment Advisors, LLC (“Capstone”). The shares of common stock are held directly by Capstone Volatility Master (Cayman) Limited. Capstone acts as investment manager to, and exercises investment discretion with respect to the shares of common stock owned by Capstone Volatility Master (Cayman) Limited. The address of Capstone is 7 World Trade Center, 250 Grennwich Street, 30th Floor, New York, NY 10007.

(5)                                 This information is based solely on the Schedule 13G filed with the SEC on October 26, 2015 on behalf of Davidson Kempner Partners (“DKP”), Davidson Kempner Institutional Partners, L.P. (“DKIP”), Davidson Kempner International, Ltd. (“DKIL”), Davidson Kempner Capital Management LP (“DKCM”), Thomas L. Kempner, Jr. and Robert J. Brivio, Jr. DKCM, a Delaware limited partnership and a registered investment adviser with the SEC, acts as investment manager to each of DKP, DKIP, and DKIL. DKCM GP LLC, a Delaware limited liability company, is the general partner of DKCM. The managing members of DKCM are Thomas L. Kempner, Jr., Timothy I. Levart, Robert J. Brivio, Jr., Eric P. Epstein, Anthony A. Yoseloff, Avram Z. Friedman, Conor Bastable, Morgan P. Blackwell, Shulamit Leviant, Patrick W. Dennis and Gabriel T. Schwartz. Thomas L. Kempner, Jr., and Robert J. Brivio, Jr., through DKCM, are responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL. The business address each of these stockholders is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, NY 10022.

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

Because our initial stockholders beneficially own 20% of our issued and outstanding shares of our common stock as of February 17, 2017, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

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

Director Independence

Our board of directors has determined that each of Robert J. Campbell, Joel Citron and Darren Thompson is an independent director as such term is defined under the rules of NASDAQ and Rule 10A-3 of the Exchange Act. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14.  Principal Accounting Fees and Services

During the fiscal year ended December 31, 2016 and the period from July 16, 2015 (inception) to December 31, 2015, the firm of EisnerAmper LLP served as our independent registered certified public accounting firm. EisnerAmper LLP performs the audit, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or expected to be paid to EisnerAmper LLP for services rendered:

Audit Fees

We incurred or expect to incur an aggregate of $55,000 for professional services rendered by EisnerAmper LLP for the fiscal year ended December 31, 2016 for the review of the financial information included in our Quarterly Reports on Form 10-Q and the audit of the financial statements included in this Form 10-K.

We incurred an aggregate of $96,000 for professional services rendered by EisnerAmper LLP for the period from July 16, 2015 (inception) to December 31, 2015 for the audit of our financial statements dated, July 28, 2015 filed with our registration statement on Form S-1, the Form 8-K filed in connection with the closing of our initial public offering, the review of the financial information included in our Form 10-Q and the audit of the financial statements included in the Form 10-K.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the fiscal year ended December 31, 2016 or the period from July 16, 2015 (inception) to December 31, 2015.

Tax Fees

We received tax-related services amounted to $3,400 during the fiscal year ended December 31, 2016. We did not receive tax-related services for the period from July 16, 2015 (inception) to December 31, 2015.

All Other Fees

We did not receive products and services provided by EisnerAmper LLP, other than those discussed above, for the fiscal year ended December 31, 2016 or the period from July 16, 2015 (inception) to December 31, 2015.

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

1.1

Form of Underwriting Agreement (filed as Exhibit 1.1 to Amendment No. 2 to the Registrant’s Registration Statement (File No. 333-206077) filed with the SEC on September 14, 2015, and incorporated herein by reference).

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

24*	Power of Attorney (included in the signature page to this report)

31.1**	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

Exhibit Number	Description

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

*                                 Filed herewith.

**                          Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

February 21, 2017	BOULEVARD ACQUISITION CORP. II

/s/ Stephen S. Trevor
	By:	Stephen S. Trevor
	Title:	Chief Executive Officer, President and Secretary

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

Signature	Title	Date

/s/ Marc Lasry	Chairman of the Board	February 21, 2017
Marc Lasry

/s/ Stephen S. Trevor	Chief Executive Officer,	February 21, 2017
Stephen S. Trevor	President, Secretary and Director
(Principal executive officer)

/s/ Thomas Larkin	Chief Financial Officer	February 21, 2017
Thomas Larkin	(Principal financial and
accounting officer)

/s/ Robert J. Campbell	Director	February 21, 2017
Robert J. Campbell

/s/ Joel Citron	Director	February 21, 2017
Joel Citron

/s/ Darren Thompson
Darren Thompson	Director	February 21, 2017