Form 10-Q
period 2017-06-30
BOULEVARD ACQUISITION CORP. II
filed 2017-08-08
CIK 1649173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 7, 2017, 37,000,000 shares of Class A common stock, par value $0.0001 per share, and 9,250,000 shares of Class B common stock, par value $0.0001 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

BOULEVARD ACQUISITION CORP. II

BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$726,642	$925,004
Prepaid expenses	58,138	62,329
Total current assets	784,780	987,333
Non current assets:
Investments held in Trust Account	371,046,105	370,665,051
Total assets	$371,830,885	$371,652,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Franchise tax payable	$18,000	$113,326
Due to related party	54,577	42,027
Income tax payable	206,700	137,000
Accrued expenses	217,426	112,372
Total current liabilities	496,703	404,725
Other liabilities:
Deferred underwriting compensation	12,950,000	12,950,000
Total liabilities	13,446,703	13,354,725

Class A common stock subject to possible redemption 35,338,417 shares and 35,329,765 shares at June 30, 2017 and December 31, 2016, respectively (at a redemption value of approximately $10.00 per share)	353,384,172	353,297,649

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized;
Class A common stock, 350,000,000 shares authorized; 1,661,583 shares and 1,670,235 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively (excluding 35,338,417 shares and 35,329,765 shares subject to possible redemption at June 30, 2017 and December 31, 2016, respectively)	165	166
Class B common stock, 50,000,000 shares authorized; 9,250,000 shares issued and outstanding	925	925
Additional paid-in capital	5,373,497	5,460,019
Accumulated deficit	(374,577)	(461,100)
Total stockholders’ equity	5,000,010	5,000,010
Total liabilities and stockholders’ equity	$371,830,885	$371,652,384

See accompanying notes to interim financial statements.

BOULEVARD ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—

Expenses:
General and administrative expenses	470,041	316,713	197,102	109,292
State franchise taxes	90,000	90,482	45,000	44,640

Loss from operations	(560,041)	(407,195)	(242,102)	(153,932)

Interest income	933,264	282,366	574,098	150,102

Income/(loss) before income tax expense	373,223	(124,829)	331,996	(3,830)

Income tax expense	(286,700)	(51,556)	(186,700)	(28,811)

Net income/(loss) attributable to common shares outstanding	86,523	$(176,385)	$145,296	$(32,641)

Weighted average number of common shares outstanding, basic and diluted	10,920,000	10,895,000	10,926,000	10,910,000

Basic and diluted net income/(loss) per share	$0.008	$(0.016)	$0.013	$(0.003)

See accompanying notes to interim financial statements.

BOULEVARD ACQUISITION CORP. II

STATEMENT OF STOCKHOLDERS’ EQUITY

For Six Months Ended June 30, 2017

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, at December 31, 2016 (audited)	1,670,235	$166	9,250,000	$925	$5,460,019	$(461,100)	$5,000,010

Change in proceeds subject to possible redemption	(8,652)	(1)			(86,522)		(86,523)

Net income attributable to common stockholders						86,523	86,523

Balances, at June 30, 2017 (unaudited)	1,661,583	$165	9,250,000	$925	$5,373,497	$(374,577)	$5,000,010

See accompanying notes to interim financial statements.

BOULEVARD ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2017	Six months ended June 30, 2016
Cash flows from operating activities
Net income/(loss)	$86,523	$(176,385)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Interest income	(933,264)	(282,366)
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid expense	4,191	17,137
Franchise tax payable	(95,326)	7,500
Due to related party	12,550	33,280
Income tax payable	69,700	51,556
Accrued expenses	105,054	57,994

Net cash used in operating activities	(750,572)	(291,284)

Cash flow from investing activities
Proceeds from investments held in Trust Account	552,210	—

Net decrease in cash	(198,362)	(291,284)

Cash, beginning of period	925,004	1,472,216

Cash, end of period	$726,642	$1,180,932

Supplemental cash flow disclosure
Income tax paid	220,615	—

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

Financing

The Company intends to finance a business combination in part with proceeds from the $350,000,000 public offering (the “Public Offering”) (as described in Note 3) and from the $9,350,000  private placement of warrants (the “Private Placement”) (as described in Note 4) that were simultaneously consummated on September 25, 2015. On October 9, 2015, the underwriters for the Public Offering purchased additional units pursuant to the partial exercise of their over-allotment option and the Sponsor and an affiliated purchaser purchased additional private placement warrants generating aggregate additional gross proceeds of $20,400,000.  As of both June 30, 2017 and December 31, 2016, approximately $371 million is held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Trust Account

The Trust Account is invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act’’), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act.

The Company’s amended and restated certificate of incorporation provides that, except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations, the proceeds will not be released from the Trust Account until the earlier of (a) the completion of the Company’s Initial Business Combination or (b) the redemption of the shares of Class A common stock included in the Units sold in the Public Offering (the “Public Shares”) if the Company is unable to complete its Initial Business Combination within 24 months from the closing of the Public Offering (or 27 months, if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within such 24-month period), subject to applicable law. In the three months ended June 30, 2017, the

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

1. Organization and Business Operations - (continued)

Company withdrew an aggregate of $552,210 from the interest earned on the amount held in the trust account to pay for its franchise and income tax obligations.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2017 and December 31, 2016 and the results of operations for the six and three months ended June 30, 2017 and 2016. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the periods ended June 30, 2017 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

2. Significant Accounting Policies - (continued)

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method.  At both June 30, 2017 and 2016, the Company had 28,250,000 warrants.  For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income/(loss) per common share because their inclusion would be anti-dilutive; hence, diluted income/(loss) per common share is the same as basic income/(loss) per common share for all periods presented.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2017 and December 31, 2016, the Company has a deferred tax asset of approximately $407,000 and $247,000 respectively related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

For the six months ended June 30, 2017 and 2016, the Company recorded a provision for income tax of approximately $286,700 and $51,600, respectively.  For the three months ended June 30, 2017 and 2016, the Company recorded a provision for income tax of approximately $186,700 and $28,800, respectively.  The difference between the effective tax rate and the statutory rate is due to the change in valuation allowance and the utilization of the net loss carry forwards.

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

2. Significant Accounting Policies - (continued)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2017 and December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Administrative Services Agreement

Commencing on the date the Company’s securities were initially listed for trading on the NASDAQ Capital Market, the Company has agreed to pay $10,000 per month to Avenue Capital Management II, L.P, an affiliate of the Sponsor, for office space, utilities, secretarial support and administrative services. Upon consummation of the Company’s Initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the six months ended June 30, 2017 and 2016, the Company recognized $60,000 and $60,000 respectively of expense pursuant to the administrative services agreement. For the three months ended June 30, 2017 and 2016, the Company recognized $30,000 and $30,000 respectively of expense pursuant to the administrative services agreement. At June 30, 2017 and December 31, 2016, $30,000 and $30,000 were unpaid respectively and included in due to related party on the accompanying balance sheets.

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

6. Investments Held in Trust Account

Upon the closing of the Public Offering, the simultaneous private placement of the Sponsor warrants and the underwriters’ partial exercise of their over-allotment option, a total of $370,000,000 was placed in the Trust Account. These funds can only be used by the Company in connection with the consummation of an Initial Business Combination. As of June 30, 2017 and December 31, 2016, investment securities in the Company’s Trust Account consisted of approximately $371 million in shares in money market accounts invested in United States Treasury securities with a maturity of 180 days or less.

7. Fair Value Measurements

The Company complies with FASB ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

7. Fair Value Measurements (continued)

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active Markets	Observable Inputs	Unobservable Inputs
Description	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
United States Treasury Securities	$371,046,105	$371,046,105	$—	$—

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active Markets	Observable Inputs	Unobservable Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
United States Treasury Securities	$370,665,051	$370,665,051	$—	$—

8. Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares, of which 350,000,000 are Class A common stock, par value $0.0001, and 50,000,000 are Class B common stock, par value $0.0001 (see Note 4 for rights of Class B common stock). Holders of the Company’s Class A and Class B common stock are entitled to one vote for each share of common stock.  At both June 30, 2017 and December 31, 2016, there were 9,250,000 shares of Class B common stock issued and outstanding and 37,000,000 shares of Class A common stock issued and outstanding, including 35,338,417 and 35,329,765 shares subject to possible redemption.

Preferred Stock — The authorized preferred stock of the Company includes up to 1,000,000 shares. At June 30, 2017 and December 31, 2016, there were no shares of preferred stock issued and outstanding.

9. Subsequent Events

On August 7, 2017, the Company received approximately $2.5 million for its share of a broken deal fee that was paid by an unrelated party to the Sponsor on the Company’s behalf. Such funds are expected to be used as additional working capital to support the Company’s efforts in identifying and consummating a business combination.

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

Results of Operations

For the three months and six months ended June 30, 2017, we had net income of $145,296 and $86,523, respectively, compared to net losses of $32,641 and $176,385, respectively, for the three months and six months ended June 30, 2016.

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

As of June 30, 2017, investment securities in our trust account consisted of $371,046,105 in shares in money market accounts invested in U.S. government Treasury securities.

As of June 30, 2017, we had a cash balance of $726,642, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses. In the three months ended June 30, 2017, we withdrew an aggregate of $552,210 from the interest earned on the amounts held in our trust account to pay for its franchise and income tax obligations.

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

On August 7, 2017, we received approximately $2.5 million for our share of a broken deal fee that was paid by an unrelated party to our sponsor on behalf of the Company. Such funds are expected to be used as additional working capital to support our efforts in identifying and consummating a business combination.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Investments Held in Trust Account

$370,000,000 from our initial public offering (including proceeds from the subsequent partial exercise by the underwriters of their over-allotment option) was placed into a trust account with Continental Stock Transfer & Trust Company serving as trustee. As of June 30, 2017, investment securities in our trust account consisted of $371,046,105 in shares in money market accounts invested in U.S. government treasury securities with a maturity of 180 days or less.

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At both June 30, 2017 and 2016, the Company had 28,250,000 warrants. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income/(loss) per common share because their inclusion would be anti-dilutive; hence, diluted income/(loss) per common share is the same as basic income/(loss) per common share for all periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on July 16, 2015 for the purpose of effecting a business combination. As of June 30, 2017, we were considered in the development stage and had not yet commenced any operations or generated any revenues. All activity through June 30, 2017 relates to our formation, our initial public offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters. The net proceeds from our initial public offering and the sale of private placement warrants were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 8, 2017