Form 10-Q
period 2017-09-30
BOULEVARD ACQUISITION CORP. II
filed 2017-11-09
CIK 1649173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller	Smaller reporting company ☐	Emerging growth company ☒
reporting company)

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

As of November 8, 2017, 37,000,000 shares of Class A common stock, par value $0.0001 per share, and 9,250,000 shares of Class B common stock, par value $0.0001 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

BOULEVARD ACQUISITION CORP. II

BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$2,486,637	$925,004
Prepaid expenses	63,776	62,329
Total current assets	2,550,413	987,333
Non current assets:
Investments held in Trust Account	371,765,351	370,665,051
Total assets	$374,315,764	$371,652,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Franchise tax payable	$27,000	$113,326
Due to related party	2,330	42,027
Income tax payable	1,269,471	137,000
Accrued expenses	15,736	112,372
Total current liabilities	1,314,537	404,725
Other liabilities:
Deferred underwriting compensation	12,950,000	12,950,000
Total liabilities	14,264,537	13,354,725

Class A common stock subject to possible redemption 35,505,122 shares and 35,329,765 shares at September 30, 2017 and December 31, 2016, respectively (at a redemption value of approximately $10.00 per share)	355,051,217	353,297,649

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized;
Class A common stock, 350,000,000 shares authorized; 1,494,878 shares and 1,670,235 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively (excluding 35,505,122 shares and 35,329,765 shares subject to possible redemption at September 30, 2017 and December 31, 2016, respectively)	148	166
Class B common stock, 50,000,000 shares authorized; 9,250,000 shares issued and outstanding	925	925
Additional paid-in capital	3,706,469	5,460,019
Retained Earnings / (Accumulated deficit)	1,292,468	(461,100)
Total stockholders’ equity	5,000,010	5,000,010
Total liabilities and stockholders’ equity	$374,315,764	$371,652,384

See accompanying notes to interim financial statements.

BOULEVARD ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—

Expenses:
General and administrative expenses	943,641	456,205	473,600	139,492
State franchise taxes	135,000	135,842	45,000	45,360

Loss from operations	(1,078,641)	(592,047)	(518,600)	(184,852)

Interest income	1,728,508	448,289	795,244	165,923

Other Income	2,493,172	—	2,493,172	—

Income/(loss) before income tax expense	3,143,039	(143,758)	2,769,816	(18,929)

Income tax expense	(1,389,471)	(85,745)	(1,102,771)	(34,189)

Net income/(loss) attributable to common shares outstanding	$1,753,568	$(229,503)	$1,667,045	$(53,118)

Weighted average number of common shares outstanding, basic and diluted	10,920,000	10,895,000	10,910,000	10,913,000

Basic and diluted net income/(loss) per share	$0.161	$(0.021)	$0.153	$(0.005)

See accompanying notes to interim financial statements.

BOULEVARD ACQUISITION CORP. II

STATEMENT OF STOCKHOLDERS’ EQUITY

For Nine Months Ended September 30, 2017

(Unaudited)

	Common Stock				Additional	Retained Earnings /	Total
	Class A		Class B		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances, at December 31, 2016 (audited)	1,670,235	$166	9,250,000	$925	$5,460,019	$(461,100)	$5,000,010

Change in proceeds subject to possible redemption	(175,357)	(18)			(1,753,550)		(1,753,568)

Net income attributable to common stockholders						1,753,568	1,753,568

Balances, at September 30, 2017 (unaudited)	1,494,878	$148	9,250,000	$925	$3,706,469	$1,292,468	$5,000,010

See accompanying notes to interim financial statements.

BOULEVARD ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Cash flows from operating activities
Net income/(loss)	$1,753,568	$(229,503)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Interest income	(1,728,508)	(448,289)
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid expense	(1,447)	57,166
Franchise tax payable	(86,326)	52,500
Due to related party	(39,697)	77,475
Income tax payable	1,132,471	85,745
Accrued expenses	(96,636)	74,705

Net cash provided by / (used in) operating activities	933,425	(330,201)

Cash flow from investing activities
Proceeds from investments held in Trust Account	628,208	—

Net increase / (decrease) in cash	1,561,633	(330,201)

Cash, beginning of period	925,004	1,472,216

Cash, end of period	$2,486,637	$1,142,015

Supplemental cash flow disclosure
Income tax paid	260,615	—

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

Financing

The Company intends to finance a business combination in part with proceeds from the $350,000,000 public offering (the “Public Offering”) (as described in Note 3) and from the $9,350,000  private placement of warrants (the “Private Placement”) (as described in Note 4) that were simultaneously consummated on September 25, 2015. On October 9, 2015, the underwriters for the Public Offering purchased additional units pursuant to the partial exercise of their over-allotment option and the Sponsor and an affiliated purchaser purchased additional private placement warrants generating aggregate additional gross proceeds of $20,400,000.  As of September 30, 2017 and December 31, 2016, approximately $371,765,000 and $370,665,000 respectively is held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Trust Account

The Trust Account is invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act’’), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act.

The Company’s amended and restated certificate of incorporation provides that, except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations, the proceeds will not be released from the Trust Account until the earlier of (a) the completion of the Company’s Initial Business Combination or (b) the redemption of the shares of Class A common stock included in the Units sold in the Public Offering (the “Public Shares”) if the Company is unable to complete its Initial Business Combination within 24 months from the closing of the Public Offering (or 27 months, if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within such 24-month period), subject to applicable law. In the nine and three months ended September 30,

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

1. Organization and Business Operations - (continued)

2017, the Company withdrew an aggregate of $628,000 and $76,000, respectively, from the interest earned on the amount held in the trust account to pay for its franchise and income tax obligations.

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

On August 15, 2017, the Company and Estre Ambiental S.A., a sociedade anônima organized under the laws of Brazil  (“Estre”) entered into a business combination agreement (the “Original Business Combination Agreement”, pursuant to which the Company agreed to combine with Estre (the “Business Combination”). In connection with the Business Combination, two new entities have been formed: (i) Boulevard Acquisition Corp II Cayman Holding Company, a Cayman Islands exempted company limited by shares (“Newco”), and (ii) BII Merger Sub Corp., a Delaware corporation and a direct wholly-owned subsidiary of Newco (“Merger Sub”).

On September 11, 2017, the Company, Estre, Newco and Merger Sub entered into an amended and restated business combination agreement (the “Business Combination Agreement”). As a result of the Business Combination, the Company and Estre will become subsidiaries of Newco.  The amendments to the Original Business Combination Agreement, as reflected in the Business Combination Agreement, do not impact the relative economic rights of the parties thereto. Newco and Merger Sub joined as parties to the Business Combination Agreement as they were not parties to the Original Business Combination Agreement.

In connection with the Business Combination, the parties intend to apply to list the Newco Ordinary Shares on the Nasdaq Stock Market (“NASDAQ”).

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of  September 30, 2017 and December 31, 2016 and the results of operations for the nine and three months ended September 30, 2017 and 2016. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the periods ended September 30, 2017 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method.  At both September 30, 2017 and 2016, the Company had 28,250,000 warrants.  For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income/(loss) per common share because their inclusion would be anti-dilutive; hence, diluted income/(loss) per common share is the same as basic income/(loss) per common share for all periods presented.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established,

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

2. Significant Accounting Policies - (continued)

when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2017 and December 31, 2016, the Company has a deferred tax asset of approximately $568,000 and $247,000 respectively related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

For the nine months ended September 30, 2017 and 2016, the Company recorded a provision for income tax of approximately $1,389,000 and $86,000, respectively.  For the three months ended September 30, 2017 and 2016, the Company recorded a provision for income tax of approximately $1,103,000 and $34,000, respectively.  The difference between the effective tax rate and the statutory rate is due to the change in valuation allowance and the utilization of the net loss carry forwards.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2017 and December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Other Income

Other Income included in the statements of operations represents a broken deal fee of approximately $2.5 million that was paid by an unrelated party to the Sponsor on the Company’s behalf.  Such funds will be used as additional working capital to support the Company’s efforts in consummating a business combination, including the payment of transaction related fees and expenses.

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

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

3. Public Offering (continued)

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

Administrative Services Agreement

Commencing on the date the Company’s securities were initially listed for trading on the NASDAQ Capital Market, the Company has agreed to pay $10,000 per month to Avenue Capital Management II, L.P, an affiliate of the Sponsor, for office space, utilities, secretarial support and administrative services. Upon consummation of the Company’s Initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the nine months ended September 30, 2017 and 2016, the Company recognized $90,000 and $90,000 respectively of expense pursuant to the administrative services agreement. For the three months ended September 30, 2017 and 2016, the Company recognized $30,000 and $30,000 respectively of expense pursuant to the administrative services agreement. At September 30, 2017 and December 31, 2016, $0 and $30,000 were unpaid respectively and included in due to related party on the accompanying balance sheets.

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

BOULEVARD ACQUISITION CORP. II

NOTES TO INTERIM FINANCIAL STATEMENTS

Combination. The Deferred Commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination.

6. Investments Held in Trust Account

Upon the closing of the Public Offering, the simultaneous private placement of the Sponsor warrants and the underwriters’ partial exercise of their over-allotment option, a total of $370,000,000 was placed in the Trust Account. These funds can only be used by the Company in connection with the consummation of an Initial Business Combination. As of September 30, 2017 and December 31, 2016, investment securities in the Company’s Trust Account consisted of approximately $371 million in shares in money market accounts invested in United States Treasury securities with a maturity of 180 days or less.

7. Fair Value Measurements

The Company complies with FASB ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active Markets	Observable Inputs	Unobservable Inputs
Description	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
United States Treasury Securities	$371,765,351	$371,765,351	$—	$—

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active Markets	Observable Inputs	Unobservable Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
United States Treasury Securities	$370,665,051	$370,665,051	$—	$—

8. Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares, of which 350,000,000 are Class A common stock, par value $0.0001, and 50,000,000 are Class B common stock, par value $0.0001 (see Note 4 for rights of Class B common stock). Holders of the Company’s Class A and Class B common stock are entitled to one vote for each share of common stock.  At both September 30, 2017 and December 31, 2016, there were 9,250,000 shares of Class B common stock issued and outstanding and 37,000,000 shares of Class A common stock issued and outstanding, including 35,505,122 and 35,329,765 shares subject to possible redemption.

Preferred Stock — The authorized preferred stock of the Company includes up to 1,000,000 shares. At September 30, 2017 and December 31, 2016, there were no shares of preferred stock issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to Boulevard Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q (“Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2017, and is set forth in the Registration Statement on Form F-4 filed with the SEC by Boulevard Acquisition Corp II Cayman Holding Company on September 12, 2017 (File No. 333-220428), and “Cautionary Note Regarding Forward-Looking Statements” below.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•                  the occurrence of any event, change or other circumstances that could give rise to the termination of the business combination agreement;

•                  our inability to complete the transactions contemplated by the business combination agreement due to our failure to obtain stockholder approval;

•                  the risk that the proposed business combination disrupts current plans and operations of Estre (as defined below) as a result of the announcement and consummation of the transactions contemplated by the business combination agreement;

•                  the possibility that we and/or Estre may be adversely affected by other economic, business, and/or competitive factors;

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 21, 2017, and is set forth in the Registration Statement on Form F-4 filed with the SEC by Boulevard Acquisition Corp II Cayman Holding Company on September 12, 2017. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our business combination. We consummated our initial public offering on September 25, 2015. We are currently in the process of evaluating and identifying targets for a business combination. We intend to use cash from the proceeds of our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option), the sale of Boulevard Acquisition Sponsor II, LLC’s (the “Sponsor”) warrants, our capital stock, and our debt or a combination of our cash, stock and debt to fund a business combination. We are evaluating acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. However, we cannot assure you that we will be able to complete the acquisition of a suitable target candidate on favorable terms or at all.

On September 11, 2017, we entered into an Amended and Restated Business Combination Agreement (the “Business Combination Agreement”) with Estre Ambiental S.A., a sociedade anônima organized under the laws of Brazil (“Estre”), Boulevard Acquisition Corp II Cayman Holding Company, a Cayman Islands exempted company limited by shares (“Newco”), and BII Merger Sub Corp., a Delaware corporation and a direct wholly-owned subsidiary of Newco (“Merger Sub”), pursuant to which we agreed to combine with Estre (the “Business Combination”). As a result of the Business Combination, the Company and Estre will become subsidiaries of Newco. The Business Combination Agreement amends and restates the business combination agreement between the Company and Estre, dated August 15, 2017 (the “Original Business Combination Agreement”). The amendments to the Original Business Combination Agreement, as reflected in the Business Combination Agreement, do not impact the relative economic rights of the parties thereto. Newco and Merger Sub joined as parties to the Business Combination Agreement as they were not parties to the Original Business Combination Agreement.

Estre is a Brazilian waste management company which provides services including urban waste collection, recycling, soil and water remediation, hazardous industrial waste disposal, medical waste treatment, landfill operations and environmental consultancy. Estre was founded in 1999 and is based in São Paulo, Brazil.

Under the Business Combination Agreement: (i) the holders of shares of our Class A common stock, par value $0.0001 per share (“Class A Common Stock”) will receive one ordinary share of Newco (the “Newco Ordinary Shares”) in exchange for each share of Class A Common Stock held by them (other than any shares canceled pursuant to the Business Combination Agreement or any shares of Class A Common Stock held by the public stockholders who have validly elected to have such shares redeemed by us in connection with consummation of the Business Combination), (ii) the holders of the shares of our Class B common stock, par value $0.0001 per share (“Class B Common Stock”) (the Class A Common Stock and the Class B Common Stock, collectively, the “Common Stock”), will retain their shares of the Class B Common Stock and will also receive one Class B share, par value $0.0001 per share, of Newco (the “Newco Class B Shares”), for each share of Class B Common Stock held by them, (iii) each of our outstanding warrants will cease to represent a right to acquire shares of Class A Common Stock and will instead represent the right to acquire the same number of Newco Ordinary Shares, at the same exercise price and on the same terms as in effect immediately prior to the closing of the Business Combination (the “Converted Warrants”), and (iv) the holders of shares of Estre’s capital stock will convert their shares into 35,399,681 Newco Ordinary Shares (or 32,438,237 Newco Ordinary Shares if Angra Infra Multiestratégia Fundo de Investimento em Participações (“Angra”) elects to not convert its Estre Current Shares (as defined below) into Newco Ordinary Shares prior to effecting the Merger (as defined below)). The Newco Class B Shares will be voting shares only and have no economic rights. Following the first anniversary of the closing of the Business Combination, the holders of shares of Class B Common Stock will be entitled to exchange their shares of Class B

Common Stock for Newco Ordinary Shares (on a share for share basis) and, upon such exchange, an equal number of Newco Class B Shares held by the exchanging shareholder shall be automatically surrendered to Newco for no consideration and, accordingly, the exchanging shareholder shall cease to be a holder of the portion of such Newco Class B Shares automatically surrendered.

In connection with the Business Combination, the parties intend to apply to list the Newco Ordinary Shares on the Nasdaq Stock Market (“NASDAQ”).

Prior to the closing of the Business Combination, Estre and Newco will complete a restructuring (the “Pre-Closing Restructuring”) pursuant to which, immediately prior to effecting the Merger, the holders of shares of Estre’s capital stock immediately prior to the Merger will convert their Estre shares (the “Estre Current Shares”) into 35,399,681 Newco Ordinary Shares, and Estre will, as a result, become a subsidiary of Newco; provided that Angra may elect to not convert its Estre Current Shares into Newco Ordinary Shares prior to effecting the Merger and may continue to hold such Estre Current Shares in relation to Angra’s put option right (the “Angra Put Option”), in which case 32,438,237 Newco Ordinary Shares would be issued to the holders of Estre’s capital stock immediately prior to the Merger (other than Angra).

The holders of Estre Current Shares have approved the Business Combination and the Pre-Closing Restructuring, including the exchange (subject to Angra in relation to the Angra Put Option) of the Estre Current Shares for the Newco Ordinary Shares.

Pursuant to the Business Combination Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a subsidiary of Newco. Each share of Class A Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than any shares canceled pursuant to the Business Combination Agreement or any shares of Class A Common Stock held by holders who have validly elected to have their shares redeemed by the Company in connection with consummation of the Business Combination), will be automatically converted into one Newco Ordinary Share.

Each share of Class B Common Stock issued and outstanding immediately prior to the effective time of the Merger (following the forfeiture of the shares of Class B Common Stock, if any, pursuant to the Forfeiture and Waiver Agreement described below) will remain outstanding as a Class B Common Stock, and, pursuant to the Merger, each holder of Class B Common Stock will also receive one Newco Class B Share for each share of Class B Common Stock held by such stockholder. The Newco Class B Shares will be voting shares only and have no economic rights. Following the first anniversary of the closing of the Business Combination, the holders of shares of Class B Common Stock will be entitled to exchange their shares of Class B Common Stock for Ordinary Shares (on a share for share basis) and, upon such exchange, an equal number of Newco Class B Shares held by the exchanging shareholder shall be automatically surrendered to Newco for no consideration and, accordingly, the exchanging shareholder shall cease to be a holder of the portion of such Newco Class B Shares automatically surrendered.

In connection with the execution of the Original Business Combination Agreement, the Company, Estre and our Sponsor entered into the Forfeiture and Waiver Agreement, dated August 15, 2017 (the “Forfeiture and Waiver Agreement”), pursuant to which the Sponsor will immediately prior to the effective time of the Merger, in certain circumstances, forfeit and surrender to the Company, for no consideration, the number of shares of Class B Common Stock set forth therein.

Each of Boulevard’s outstanding warrants will, as a result of the Business Combination, cease to represent a right to acquire shares of Boulevard Class A Common Stock and will instead represent the right to acquire the same number of Newco Ordinary Shares, at the same exercise price and on the same terms as in effect immediately prior to the closing of the Business Combination.

Each Newco Ordinary Share certificate issued and outstanding immediately prior to the effective time of the Merger will be automatically deemed to be substituted by one Newco Ordinary Share certificate registered pursuant to an effective registration statement on Form F-4 of Newco filed with the SEC.

Consummation of the Business Combination is subject to customary conditions as set forth in our disclosure on Form 8-K filed with the SEC on August 21, 2017. We will enter into additional agreements in connection with the Business Combination.

Results of Operations

For the three months and nine months ended September 30, 2017, we had net income of $1,667,045 and $1,753,568, respectively, compared to net losses of $53,118 and $229,503, respectively, for the three months and nine months ended September 30, 2016.

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

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the founder shares to the Sponsor, advances to us of $196,931 by the Sponsor under an unsecured promissory note, which was subsequently repaid and amounts held outside of our trust account. Including proceeds from the subsequent partial exercise by the underwriters of their over-allotment option, we received net proceeds of approximately $371,690,000 from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $660,000, underwriting commissions of $7,400,000 (excluding deferred underwriting commissions of up to $12,950,000), and (ii) the sale of the private placement warrants for a purchase price of $9,750,000. $370,000,000, excluding any interest, is currently held in the trust account, $12,950,000 of which may be used to satisfy deferred underwriting commissions.

As of September 30, 2017, investment securities in our trust account consisted of $371,765,351 in shares in money market accounts invested in U.S. government Treasury securities.

As of September 30, 2017, we had a cash balance of $2,486,637, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction, other general corporate uses, and transaction related fees and expenses. We expect that all of our working capital will be used to pay these fees and expenses in connection with the consummation of the Business Combination or in the event that the Business Combination is not completed. In the nine and three months ended September 30, 2017, we withdrew an aggregate of $628,000 and $76,000, respectively, from the interest earned on the amounts held in our trust account to pay for its franchise and income tax obligations.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

On August 7, 2017, we received approximately $2.5 million for our share of a broken deal fee that was paid by the unrelated party. Such funds will be used as additional working capital to support our efforts in identifying and consummating a business combination, including the payment of transaction related fees and expenses.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations or purchase obligations other than a monthly fee of $10,000 payable to Avenue Capital Management II, L.P., an affiliate of the Sponsor, for office space, utilities, secretarial and administrative services.

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

Investments Held in Trust Account

$370,000,000 from our initial public offering (including proceeds from the subsequent partial exercise by the underwriters of their over-allotment option) was placed into a trust account with Continental Stock Transfer & Trust Company serving as trustee. As of September 30, 2017, investment securities in our trust account consisted of $371,765,351 in shares in money market accounts invested in U.S. government treasury securities with a maturity of 180 days or less.

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of Common Stock to settle warrants, as calculated using the treasury stock method. At both September 30, 2017 and 2016, the Company had 28,250,000 warrants. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income/(loss) per common share because their inclusion would be anti-dilutive; hence, diluted income/(loss) per common share is the same as basic income/(loss) per common share for all periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on July 16, 2015 for the purpose of effecting a business combination. As of September 30, 2017, we were considered in the development stage and had not yet commenced any operations or generated any revenues. All activity through September 30, 2017 relates to our formation, our initial public offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters. The net proceeds from our initial public offering and the sale of private placement warrants were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 21, 2017, except as set forth in the Registration Statement on Form F-4 filed with the SEC by Boulevard Acquisition Corp II Cayman Holding Company on September 12, 2017, however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC..

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 25, 2015, the Sponsor purchased 9,350,000 private placement warrants, each exercisable to purchase one share of our Class A Common Stock at $11.50 per share, at a price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering. On October 9, 2015, the Sponsor and an unaffiliated purchaser purchased an additional 400,000 private placement warrants in a private placement that occurred simultaneously with the purchase of additional units by the underwriters pursuant to the partial exercise of their over-allotment option.

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

Use of Proceeds from Our Initial Public Offering

On September 21, 2015, our registration statement on Form S-1 (File No. 333-206077) was declared effective by the SEC under the Securities Act. On September 25, 2015, we closed our initial public offering of 35,000,000 units and on October 9, 2015, we issued and sold an additional 2,000,000 units pursuant to the underwriters’ partial exercise of their over-allotment option, with each unit consisting of one share of Class A Common Stock and one-half of one warrant to purchase one share of our Class A Common Stock at an exercise price of $11.50 per share. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $370,000,000. The securities sold in our initial public offering and in connection with the over-allotment option were registered under our registration statement. On October 9, 2015, the Sponsor, our independent directors and an unaffiliated entity forfeited 812,500 founder shares in connection with the purchase by the underwriters of an additional 2,000,000 units pursuant to the partial exercise of their over-allotment option.

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

2.1

Amended and Restated Business Combination Agreement, dated September 11, 2017, by and among the Company, Estre, Newco and Merger Sub (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2017, and incorporated herein by reference).

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

Date: November 9, 2017